Form 10QSB
period 1995-03-31
MAJOR REALTY CORP
filed 1995-05-15
CIK 61666

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1995                  Commission File No. 0-1748



                           MAJOR REALTY CORPORATION
                           ------------------------
       (Exact name of small business issuer as specified in its charter)



                          DELAWARE                                                 59-0898509
- -------------------------------------------------------------        -------------------------------------
(State or other jurisdiction of incorporation or organization        (I.R.S. Employer Identification No.)


            5728 MAJOR BOULEVARD, ORLANDO, FLORIDA                                    32819
- -------------------------------------------------------------        -------------------------------------
           (Address of principal executive offices)                                 (Zip Code)

               Registrant's Telephone Number, Including Area Code:  407/351-1111



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                       ---   ---

At May 9, 1995, 6,893,378 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes     No  X
                                                                ---    ---

================================================================================

                                     INDEX


                                                                                                  Page No.
                                                                                                  --------
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

             Consolidated Balance Sheets at March 31, 1995 and
                December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

             Consolidated Statements of Income for the
                Three Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . .      2

             Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . .      3

             Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . .      4

   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . .      9



PART II - OTHER INFORMATION


   Item 5. - Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

   Item 6. - Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . .     12


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

                         PART I - FINANCIAL INFORMATION

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 1995 and December 31, 1994

                                 (in thousands)

                                                                                March 31,            December 31,
                                                                                  1995                  1994
                                                                            --------------        ---------------
                                           ASSETS                              (unaudited)              (audited)

Cash and cash equivalents                                                       $      114             $      244
Restricted cash                                                                        577                     36
Mortgage note receivable                                                             2,750                  2,750
Land held for sale or development                                                    7,127                  7,038
Land under lease                                                                       171                    171
Other assets                                                                           546                    513
                                                                                ----------             ----------
                                                                                $   11,285             $   10,752
                                                                                ==========             ==========


                             LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                                                        $      153             $      101
Accrued expenses                                                                       998                  1,311
Deferred income                                                                         50                     50
Mortgage notes payable                                                               9,320                  8,038
Deferred income taxes                                                                  149                    149
                                                                                ----------             ----------
                                                                                    10,670                  9,649
                                                                                ----------             ----------



Stockholders' equity:
  Series A Junior participating preferred stock -
    $1.00 par value; authorized, 80,000 shares,
    none outstanding                                                                    -                      -
  Common stock - $.01 par value; authorized,
    12,000,000 shares; issued and outstanding,
     6,893,378 shares                                                                   69                     69
Capital in excess of par value                                                       7,822                  7,822
Accumulated deficit                                                                 (7,276)                (6,788)
                                                                               -----------             ----------

    Total stockholders' equity                                                         615                  1,103
                                                                               -----------             ----------

                  TOTAL                                                        $    11,285             $   10,752
                                                                               ===========             ==========


See Notes to Consolidated Financial Statements.

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 1995 and 1994
                                  (unaudited)

                     (in thousands; except per share data)


                                                                                   1995                   1994
                                                                               -------------          -------------
Revenues:
   Sales of real estate                                                            $    -                 $ 3,618
   Lease income                                                                         39                     55
   Interest income                                                                      64                     69
   Other income                                                                          8                      1
                                                                                   -------                -------

      Total revenues                                                                   111                  3,743
                                                                                   -------                -------

Costs and Expenses:
   Cost of real estate sold:
      Improved and unimproved land                                                      -                     760
      Commissions & other expenses                                                      -                     266
   Selling, general and administrative                                                 274                    251
   Interest cost                                                                       325                    209
                                                                                   -------                -------

      Total costs and expenses                                                         599                  1,486
                                                                                   -------                -------




Income before provision for income taxes                                              (488)                 2,257
Provision for income taxes                                                              -                      -
                                                                                   -------                -------

   Net income                                                                      $   488)               $ 2,257
                                                                                   =======                =======

Net income per common share                                                        $  (.07)               $   .33
                                                                                   =======                =======

Average number of
   common and common
   equivalent shares outstanding                                                     6,893                  6,893
                                                                                   =======                =======





See Notes to Consolidated Financial Statements.

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1995 and 1994
                                  (unaudited)

                                 (in thousands)

                                                                                   1995                   1994
                                                                                ----------             ----------

Cash flows from operating activities:
Net income (loss)                                                                $    (488)             $   2,257
                                                                                 ---------              ---------
   Adjustments to reconcile net income (loss) to net
      cash used for operating activities:
      Depreciation and amortization                                                     78                     24
      Net gain on sales of real estate                                                  -                  (2,592)
      Increase in other assets and other receivables                                  (111)                  (304)
      (Decrease) increase in accounts payable
          and accrued liabilities                                                     (261)                   158
      Change in deferred income taxes                                                   -                    (290)
                                                                                 ---------              ---------
          Total adjustments                                                           (294)                (3,004)
                                                                                 ---------              ---------
          Net cash used for operating activities                                      (782)                  (747)
                                                                                 ---------              ---------

Cash flows from investing activities:
   Additions to land held for sale or development                                      (89)                  (211)
   Proceeds from the sale of land held for sale
      or development                                                                    -                   3,227
                                                                                 ---------              ---------

          Net cash (used for) provided by
          investing activities                                                         (89)                 3,016
                                                                                 ---------              ---------

Cash flows from financing activities:
   Proceeds from mortgage notes payable                                              1,616                     -
   Principal payments of mortgage
      notes payable                                                                   (334)                (1,399)
   Decrease in land sales deposits                                                      -                    (251)
   Increase in restricted cash                                                        (541)                  (429)
                                                                                 ---------              ---------
      Net cash used for
           financing activities                                                        741                 (2,079)
                                                                                 ---------              ---------

Net (decrease) increase in cash and cash equivalents                                  (130)                   190
Cash and cash equivalents at beginning
   of period                                                                           244                    297
                                                                                 ---------              ---------
Cash and cash equivalents at end of period                                       $     114              $     487
                                                                                 =========              =========

See Note 3 for non-cash activities.
See Notes to Consolidated Financial Statements

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)



Note 1 - Consolidated Financial Statements

         The interim consolidated financial statements for Major Realty Corporation and its subsidiaries (the "Company") are unaudited and should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB Annual Report for the year ended December 31, 1994.

         In the opinion of management, all adjustments (which include only normal recurring adjustments except as otherwise disclosed) necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported herein have been made. Interim financial statements are not necessarily indicative of the results which may be reported for the year ended December 31, 1995.


Note 2 - Per Share Data

         Per share data is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include shares issuable on the exercise of stock options net of shares assumed to have been purchased from the proceeds. For the three months ended March 31, 1995 and 1994, common stock equivalents have been excluded from the computation since their effect would be antidilutive.


Note 3 - Land Held for Sale or Development

         During February, 1994 the Company sold 4.84 acres of commercial land located at the intersection of Kirkman Road and Vineland Road near the entrance to Universal Studios Florida to Bara Investments for $3,618,000. The sales transaction consisted of $2,125,000 cash plus a 30-day $1,493,000 mortgage which was paid in full during March, 1994. The net proceeds from the sale were used for company operations and for the payment of company debt.





                                  (Continued)

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)



Note 3 - Land Held for Sale or Development (continued)


         During October, 1994, the Company signed a $240,000 contract for the sale of 30,000 square feet of vacant land near the corner of Conroy Road and Vineland Road in Orlando, Florida. The Buyer has six months to obtain all necessary permits for construction, and closing is set for June, 1995.

         During November, 1994, the Company signed a $925,000 contract for the sale of 2.26 acres of commercial land located at the northwest corner of the intersection of Conroy Road and Vineland Road in Orlando. The contract subsequently was modified to provide for the sale of 1.38 acres of land for a purchase price of $750,000. The closing is anticipated in July, 1995.

         During December, 1994, the Company signed a contract for $2,040,000, subsequently adjusted to $1,800,000, for approximately 55 acres gross (17 acres net) of multi-family land located on Vineland Road at the Florida Turnpike in Orlando. The contract was cancelled in April, 1995 when the Buyer informed the Company that it was unable to satisfy the conventional financing contingency.

         During January, 1995, the Company signed a $6,280,000 contract for sale of approximately 10.36 acres of commercial land located at the northeast intersection of Interstate 4 and Kirkman Road in Orlando. The Buyer has a six months "free look" period to decide whether to proceed with the purchase. If the Buyer proceeds with the purchase, the closing is anticipated to occur in August, 1995.

         During April, 1995, the Company signed a $1,000,000 contract for sale of 12.95 acres of multi-family land located at the northeast corner of Cason Cove Road and Mission Road in Orlando. The Contract is scheduled to close in July 1995, subject to the Company's ability to obtain a conditional use permit for the Buyer's proposed development.

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)


Note 4 - Related Party Transactions

         On March 25, 1992, the Company entered into a loan agreement with Valassis Enterprises, L.P. ("Enterprises"), a Delaware limited partnership controlled by George F. Valassis, a 9.7% shareholder, pursuant to which Enterprises made a loan in the amount of $3 million, a substantial portion of which was used by the Company to pay 1991 real estate taxes due on March 31, 1992. During the quarter ended March 31, 1995, the Company made payments on this obligation aggregating $282,000 including accrued interest of $38,000. Charlotte Drake Apartments, Inc. ("Apartments"), a Maryland corporation and affiliate of Allied Domecq Pension Funds, a 6.46% shareholder of the Company, participated in Enterprises' loan to the Company pursuant to arrangements between it and Enterprises. There was no contractual relationship between the Company and Apartments.

         On September 1, 1990, the Company entered into a Management and Advisory Agreement (the "Agreement") with The Major Group, Inc. ("Major Group") at that time a 51% owned subsidiary of Acceptance Insurance Companies Inc. ("Acceptance"), f/k/a Stoneridge Resources, Inc., the Company's principal shareholder, pursuant to which Major Group provided real estate advisory services, as well as day-to-day managerial and administrative services and personnel, to the Company.

         The Company entered into an agreement for settlement and termination of the Agreement with Major Group in March, 1992 pursuant to which Major Group accepted two promissory notes from the Company in the aggregate amount of $1,515,000 ("Notes"). Interest costs on the Notes were $17,000 for 1994. On September 25, 1992, Major Group assigned the Notes to Acceptance in connection with the settlement of certain mortgage notes payable to Acceptance by Major Group and the merger of Major Group and a wholly-owned subsidiary of Acceptance.

         The Company's obligations to Enterprises and under the Notes were collateralized by a second mortgage on the Core Area Commercial property, the International/Republic Drive Area property, and the Cypress Creek and Lakes Residential Area property, located in Orlando, Florida (collectively the "Property"). Acceptance also held a third mortgage on the Property.


                                  (Continued)

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)


Note 4 - Related Party Transactions (continued)


         During February, 1995, the Company entered into a loan arrangement with Acceptance whereby Acceptance acquired the Company's promissory note and mortgage to Enterprises, the balance of which was then $282,000 including accrued interest. Acceptance also provided additional funds which were used to repay the Notes in the aggregate amount of $103,000, including accrued interest of $10,000, held by Acceptance, fund the interest reserve of $770,000 on the Company's credit facility with PNC Bank, Kentucky, Inc., pay real estate taxes in the amount of $327,000, pay loan closing and extension costs of $75,000 and provide working capital of approximately $43,000. The aggregate indebtedness to Acceptance in connection with these transactions is $1,600,000, represented by a single promissory note due in January, 1996, which provides for interest, at a rate per annum equal to 350 basis points in excess of the prime rate, which accrues monthly. Subject to the Company's right to repay the note, the outstanding principal amount of the note (or any portion thereof), plus accrued but unpaid interest, is convertible into shares of the Company's common stock at the option of Acceptance at any time upon 20 days prior notice, based upon a price per share equal to the average closing price of the common stock during the 30-day period immediately preceding the date of Acceptance's notice of its election to convert. The note to Acceptance is collateralized by a second mortgage on substantially all of the Company's property. The Company paid Acceptance $83,333 on May 3, 1995, in accordance with the release provisions agreed to as part of the loan arrangement.

         On March 26, 1992, the Board of Directors elected David L. Treadwell to the Board of Directors and appointed him as Chairman of the Board and Chief Executive Officer of the Company. The Company entered into an agreement (the "Employee Lease Agreement") with Heritage Network, Incorporated, Mr. Treadwell's primary employer, pursuant to which the Company agreed to pay Heritage $100,000 per year for Treadwell's services as Chief Executive Officer ("the Annual Fee"). The Employee Lease Agreement was subsequently amended to defer 75% of the Annual Fee incurred from April 1, 1994 through March 31, 1995, and Heritage has agreed informally to continue the deferral until June, 1995. Interest accrues on the deferred amount at 12% starting December 31, 1994. At December 31, 1994, the Company owed Heritage Network $56,250 under the Employee Lease Agreement. In addition, the Company reimburses Mr. Treadwell for all reasonable travel expenses including transportation to and from his home city of Southgate, Michigan. The Company has also granted Mr. Treadwell options to purchase 200,000 shares of common stock.

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)



Note 5 - Other

         During November, 1994, the Company signed a $2,100,000 contract for the sale of approximately five acres of vacant land at the northwest intersection of Major Boulevard and Vineland Road in Orlando, Florida. The Buyer made a $50,000 deposit which became non-refundable during December, 1994, and the transaction closed on May 5, 1995. Additional cash in the amount of $650,000 was received at closing and was used to retire Company debt and for operations. The balance of the purchase price, $1,300,000, represented by a promissory note in such amount on which interest accrues at the rate of 6% per annum, and which matures in May, 1996, is secured by a first mortgage on the property sold.

Item 2. -        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         NET INCOME

         The Company recorded a net loss of $488,000, or ($.07) per share for the three months ended March 31, 1995, as compared to a net income of $2,257,000, or $.33 per share for the same three month period in 1994. The 1995 net loss is due to the fact the Company had no land sales during the period. The 1994 net income was derived primarily from the sale of 4.84 acres of commercial land located in Major Center to Bara Investments for $3,618,000 in February, 1994. The cost basis of such real property was $760,000, resulting in a net gain to the Company of $2,592,000.

         REVENUES

         Substantially all of the Company's revenues for the three months ended March 31, 1994, were generated by land sales, as described above.

         COSTS AND EXPENSES

         For the three months ended March 31, 1995, selling, general and administrative costs were $274,000, as compared to $251,000 during the comparable period of the prior year. The increase was due primarily to expenses incurred in connection with ongoing litigation.

         Interest costs for the three months ended March 31, 1995 and March 31, 1994 were $325,000 and $209,000, respectively. Approximately $47,000 of the increase was due to increased interest paid to PNC due to an increase in the prime rate. Approximately $57,000 of the increase was due to the write-off of financing fees for the payoff of two mortgage notes which were repaid in February, 1995, with proceeds from a new loan from Acceptance Insurance Companies Inc. ("Acceptance"). As a result of the advance of such additional monies to the Company by Acceptance, the assignment of the Enterprises loan to Acceptance, and the repayment of the two notes previously mentioned, the net interest costs in connection with such obligations increased by approximately $10,000 from the comparable period in 1994.

FINANCIAL CONDITION AND LIQUIDITY

         The Company relies on internal sources of capital to meet its operating and debt service requirements. Current internal sources of funds are cash on hand, proceeds from land sales and lease payments. Due to adverse economic conditions prevalent in the real estate and financial markets, development activities with respect to the Company's properties have been significantly reduced, with none of the Company's properties currently designated for any significant above-ground development activity.

         On March 31, 1995, the Company was indebted to Citizens Fidelity Bank and Trust Company, now known as PNC Bank, Kentucky, Inc. ("PNC"), in the amount of $7,700,000, under a revolving credit facility. Loan modification agreements with PNC were executed on January 31, 1995, extending the maturity of this credit facility until January 31, 1996. A $38,500 fee was paid to the lender in connection with the extension of the loan facility. The interest rate on outstanding loans under the facility is prime plus 1.5%. The agreement also requires the maintenance of adequate reserves to assure that interest obligations under the extended facility can be met. Under the agreement, reductions in the outstanding loan balance was deferred pending the consummation of certain land sales. The Company's indebtedness to PNC is secured by a first mortgage on substantially all of the Company's property. On May 3, 1995, the Company paid $200,000 to PNC reducing the outstanding principal balance to $7,500,000.

         The Company is indebted to Acceptance, a 33% shareholder of the Company, in the amount of $1.6 million pursuant to a loan arrangement entered into on February 1, 1995. Interest on this amount is payable monthly at the rate of 12% per annum and the loan matures on January 31, 1996. The Company's indebtedness to Acceptance is secured by a second mortgage on substantially all of the Company's property. See "Note 4 - Related Party Transactions" to Notes to Consolidated Financial Statements.

         David L. Treadwell, the Company's Chairman of the Board and Chief Executive Officer, performs services pursuant to an employee lease agreement with Heritage Network, Incorporated, Mr. Treadwell's primary employer. Currently, 75% of the $100,000 Annual Fee is being deferred, with interest at 12% on the deferred amounts from December 31, 1994. See "Note 4 - Related Party Transactions" to Notes to Consolidated Financial Statements.

         The Company's operations are dependent upon its ability to generate sufficient cash flow to meet its obligations and operating costs on a timely basis. Management believes the Company has sufficient capital to allow it to continue to meet its obligations through December 31, 1995, if certain property sales under contract or in negotiation are closed in 1995. Thereafter, operations will depend upon the Company's ability to obtain additional capital through joint venture arrangements, additional loans, sales of additional securities or additional properties, or some combination of the foregoing. The Company's loan from PNC in the amount of $7.5 million and the loan from Acceptance in the amount of $1.6 million will be due on January 31, 1996.
There can be no assurance that the Company will be able to secure sufficient funds to repay or refinance these loans.

         In addition to continuing to market properties for sale and to consider development opportunities, the Company is evaluating the desirability of acquiring related lines of business or properties to create opportunities for ongoing operating earnings and future increases in shareholder value.
Given the limited scope of its current activity and lack of personnel resources, in the event the Company determines to pursue any such acquisitions, significant changes in the Company's plan of operation for the next twelve months, including an increase in the number of employees, will result.

         The Company's ability to effect any potential acquisition is dependent upon many factors, primarily the Company's ability to successfully close the sales of certain properties currently under contract. With the proceeds of such sales, management believes the Company would have sufficient liquidity to pursue one or more strategic acquisitions.

                          PART II - OTHER INFORMATION


Item 5. - Other

         On May 8, 1995, the Company announced that it had sold 5.12 acres of commercial land located at the intersection of Major Boulevard and Vineland Road to Bara Vineland, Inc. for $2,100,000. The purchaser previously made a non-refundable $50,000 deposit, paid an additional $650,000 in cash at closing, and executed a $1,310,000 note and mortgage in favor of the Company which is due in May, 1996. The Company utilized $283,333 of the net sale proceeds for the repayment of debt and will use the remainder for Company operations.


Item 6. - Exhibits and Reports on Form 8-K

         (a)     Exhibits

    Exhibit
    Number                         Exhibit Description
    ------                         -------------------

       3.1 Certificate of Incorporation of the Company, as amended (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and as
                Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

       3.2 Bylaws of the Company, as amended (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

       4 Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of the Company or its subsidiaries have not been filed because (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10% of the Company's consolidated assets, and (ii) the Company hereby agrees that it will furnish such instruments, notes and extracts to the Securities and Exchange Commission upon its request.

      10.1 Indemnity Agreement dated December 12, 1988, between the Company and James R. Heistand (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1988).

      10.2 Indemnity Agreements between the Company and Marilyn M. Barnett, Harold J. Bresnan, Warren M. Cason, Charles L. Knight, Alvin L. Lawing, Jr., Francis E. Sawyer, George A. Smathers, Joseph H. Thomas, Edward W. Turville, Thomas E. Weaver and Stanley Weintraub. The Agreements between the Company and Harold J. Bresnan, Warren M. Cason, Charles L. Knight, Alvin L. Lawing, Jr., Francis E. Sawyer, George A. Smathers, Joseph H. Thomas, Edward W. Turville, Thomas E. Weaver and Stanley Weintraub are substantially identical in all material respects to the Agreement between the Company and Marilyn M. Barnett (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

      10.3 Form of Indemnity Agreement between the Company and its directors and certain officers, as utilized since December 12, 1988, (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1988).

      10.4* Salary Continuation Agreement dated November 19, 1986, between the Company and Alvin L. Lawing, Jr. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

      10.5 Agreements dated July 8, 1982, between the Company and Oxford Development Enterprises, Inc., as amended (previously filed as an exhibit to Registration Statement Number 2-84680).

      10.6 Agreement dated June 16, 1978, between the Company, American Television and Communications Corporation and others (previously filed as an exhibit to Registration Statement Number 2-84680).

      10.7* 1990 Stock Option Plan (previously filed as an exhibit to the Company's Proxy Statement dated November 6, 1990, relating to the Annual Meeting held on November 30, 1990).

      10.8 Promissory Note dated April 30, 1991, given by Major Center, a Joint Venture, a Florida general partnership (formerly known as The Major-Pru Development Joint Venture), as Maker, to and in favor of The Prudential Insurance Company of America, as Payee, in the original principal sum of $31,000,000.00 (previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 30, 1990).

      10.9 Mortgage and Security Agreement securing the Promissory Note, dated April 30, 1990, given by Major Center, a Joint Venture, a Florida general partnership, as Mortgagor, to and in favor of The Prudential Insurance Company of America, as Mortgagee, said Mortgage and Security Agreement being filed in Orange County and Hillsborough County, Florida (previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 30, 1990).

      10.10 Assignment of Leases and Rents dated April 30, 1990, given by Major Center, a Joint Venture, a Florida general partnership, to and in favor of The Prudential Insurance Company of America, said Assignment of Leases and Rents being filed in Orange County and Hillsborough County, Florida (previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 30, 1990).

      10.11 Assumption and Indemnification Agreement dated April 30, 1990, by and between the Company, MPJV Corporation, a Florida corporation for the benefit of The Prudential Insurance Company of America, a New Jersey corporation (previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 30, 1990).

      10.12 Loan Agreement dated as of October 11, 1989, between the Company and Citizens Fidelity Bank and Trust Company (now known as PNC Bank, Kentucky, Inc.), Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

      10.13 Indemnification Agreement dated April 30, 1990, by and between Major Center, a Joint Venture, a Florida general partnership, MPJV Corporation, a Florida corporation, and The Prudential Insurance Company of America, a New Jersey corporation (previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 30, 1990).

      10.14 Mortgage Deed and Security Agreement granted October 11, 1989, by the Company in favor of Citizens Fidelity Bank and Trust Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

      10.15 Security Agreement dated November 30, 1990, granted by the Company in favor of Citizens Fidelity Bank and Trust Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

      10.16 Amendment to Loan Agreement, dated as of November 30, 1990, between the Company and Citizens Fidelity Bank and Trust Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

      10.17 Second Amendment to Loan Agreement, dated as of August 29, 1991, between the Company and Citizens Fidelity Bank and Trust Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

      10.18 Amendment to Mortgage Deed and Security Agreement, dated August 29, 1991, granted by the Company in favor of Citizens Fidelity Bank and Trust Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

      10.19 Loan Agreement, dated as of March 25, 1992, between the Company and Valassis Enterprises, L.P. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

      10.20 Agreement for Settlement and Termination of Management and Advisory Agreement, dated as of March 25, 1992, between the Company and The Major Group, Inc. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

      10.21 Note, dated March 25, 1992, given by the Company to Valassis Enterprises, L.P., in the original principal sum of $3,000,000.00 (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

      10.22 Note, dated March 25, 1992, given by the Company to The Major Group, Inc. in the original principal sum of $1,000,000.00 (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

      10.23 Note, dated March 25, 1992, given by the Company to The Major Group, Inc. in the original principal sum of $514,581.00 (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

      10.24 Second Mortgage and Security Agreement, dated as of March 25, 1992, given by the Company to The Major Group, Inc. and Valassis Enterprises, L.P. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

      10.25 Third Mortgage and Security Agreement, dated as of March 25, 1992, given by the Company to The Major Group, Inc. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

      10.26 Hazardous Materials Indemnification Agreement, dated as of March 25, 1992, between the Company and Valassis Enterprises, L.P. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                1991).

      10.27 Hazardous Materials Indemnification Agreement, dated as of March 25, 1992, between the Company and The Major Group, Inc. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

      10.28 Citizens Agreement, dated as of March 25, 1992, among the Company, Valassis Enterprises, L.P., The Major Group, Inc., and Citizens Fidelity Bank and Trust Company (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

      10.29 Lenders Agreement for Administration of and Joint Action with Respect to Mortgages from Major Realty Corporation, dated March 25, 1992, among the Company, Valassis Enterprises, L.P. and The Major Group, Inc (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

      10.30 Agreement Regarding Extension and Modification of Promissory Note dated April 21, 1992, by and between Major Centre, A Joint Venture, a Florida general partnership, and Prudential Insurance Company of America (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

      10.31 Agreement Regarding Renewal, Extension and Modification of Mortgage and Security Agreement dated April 21, 1992, by and between Major Centre, A Joint Venture, a Florida general partnership, and Prudential Insurance Company of America (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

      10.32 Agreement for Sale and Purchase between Major Centre, a Florida general partnership, the Company, MPJV Corporation, a Florida corporation, and Universal City Development Partners, a Florida general partnership (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

      10.33 Second Mortgage and Security Agreement dated June 30, 1992, by Major Centre, a Florida general partnership, and the Company, in favor of Universal City Development Partners, a Florida general partnership (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

      10.34* Employee Lease Agreement executed as of the 26th day of March, 1992, between the Company, Heritage Network Incorporated and David L. Treadwell (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992).

      10.35* Employment Agreement between the Company and Gary E. Jahraus dated January 20, 1993 (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).

      10.36 Contract for Sale and Purchase between Major Center, A Joint Venture, formerly known as The Major-Pru Development Joint Venture, a Florida General Partnership, and Chavez Properties, a Georgia general partnership, dated February 2, 1993 (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).

      10.37 Nonrecourse Purchase Money Mortgage by Chavez Properties-Garrison Channel, Limited Partnership, a Georgia limited partnership, in favor of Major Center, A Joint Venture, dated April 26, 1993 (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

      10.38 Nonrecourse Purchase Money Promissory Note for $2,750,000 from Chavez Properties-Garrison Channel, Limited Partnership, a Georgia limited partnership, in favor of Major Center, A Joint Venture, dated April 26, 1993 (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

      10.39 Amendment to Mortgage Deed and Security Agreement, dated January 31, 1994, granted by the Company in favor of PNC Bank, Kentucky, Inc., formerly Citizens Fidelity Bank and Trust Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993)

      10.40 Second Amendment to Mortgage Note, dated January 31, 1994, by the Company and PNC Bank, Kentucky, Inc., formerly Citizens Fidelity Bank and Trust Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

      10.41 Third Amendment to Loan Agreement, dated as of January 31, 1994, by the Company and PNC Bank, Kentucky, Inc., formerly Citizens Fidelity Bank and Trust Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Amendment No. 1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

      10.42 Collateral Assignment of Nonrecourse Purchase Money Promissory Note and Mortgage, dated as of January 31, 1994, by Major Center, a Florida joint venture partnership, the Company and PNC Bank, Kentucky, Inc. (previously filed as an exhibit to the Company's Amendment No. 1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

      10.43* Consultant Services Agreement, effective April 1, 1994, between the Company and Development Consultants, Inc. of Orlando (previously filed as Exhibit 10.43 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                1994).

      10.44* Amendment No. 1 to Employee Lease Agreement, as of the first day of April, 1994, between the Company and David L. Treadwell (previously filed as Exhibit 10.44 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                1994).

      10.45* Option Agreement, dated as of June 14, 1994, by and between the Company and David L. Treadwell (previously filed as Exhibit
                10.45 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

      10.46* Amendment No. 2 to Employee Lease Agreement, as of January 1, 1995, between the Company and David L. Treadwell (previously filed as Exhibit 10.46 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

      10.47 Amendment to Citizens Agreement, dated as of the first day of February, 1995, among Valassis Enterprises, L.P., Acceptance Insurance Companies Inc., the Company and PNC Bank, Kentucky, Inc., formerly known as Citizens Fidelity Bank and Trust Company (previously filed as Exhibit 10.47 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

      10.48 Mortgage Modification and Future Advance Agreement, dated February 1, 1995, between Acceptance Insurance Companies Inc. and the Company (previously filed as Exhibit 10.48 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

      10.49 Assignment of Mortgage and Other Security Documents, dated January 25, 1995, from Valassis Enterprises, L.P. to Acceptance Insurance Companies Inc. (previously filed as Exhibit 10.49 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

      10.50 Renewal and Consolidation Promissory Note, dated February 1, 1995, made by the Company in favor of Acceptance Insurance Companies Inc. in the original principal sum of $1,600,000.00 (previously filed as Exhibit 10.50 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                1994).

      10.51 Third Amendment to Mortgage Note, dated January 31, 1995, by the Company and PNC Bank, Kentucky, Inc., formerly Citizens Fidelity Bank and Trust Company, Louisville, Kentucky (previously filed as Exhibit 10.51 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                1994).

      10.52 Fourth Amendment to Loan Agreement, dated as of January 31, 1995, by the Company and PNC Bank, Kentucky, Inc., formerly Citizens Fidelity Bank and Trust Company, Louisville, Kentucky (previously filed as Exhibit 10.52 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                1994).

      10.53 Amendment to Mortgage Deed and Security Agreement, dated January 31, 1995, granted by the Company in favor of PNC Bank, Kentucky, Inc., formerly Citizens Fidelity Bank and Trust Company, Louisville, Kentucky (previously filed as Exhibit
                10.53 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

      27        Financial Data Schedule (for SEC use only)

         -----------------------------------------------------------
         *  MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.

         (b)     Reports on Form 8-K

                 Report on Form 8-K dated February 6, 1995, announcing the Company had signed a $6,280,000 contract for sale of approximately 10.36 acres of commercial land located at the northeast intersection of Interstate 4 and Kirkman Road in Orlando, Florida.

                            MAJOR REALTY CORPORATION

                                  FORM 10-QSB

                      For the Quarter Ended March 31, 1995





                                   SIGNATURES


         Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MAJOR REALTY CORPORATION
                                           (Registrant)




      May 12, 1995                         By:/s/ David L. Treadwell
- -------------------------                     ----------------------------------
          Date                                David L. Treadwell, Chairman
                                              (Chief Executive Officer and
                                              Principal Financial Officer)

                                 EXHIBIT INDEX


                                                                                       Sequentially
                                                                                         Numbered
    Exhibit                                                                              --------
    Number                         Exhibit Description                                     Page
    ------                         -------------------                                     ----
       3.1      Certificate of Incorporation of the Company, as amended
                (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and as
                Exhibit 3.1 to the Company's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1987).

       3.2 Bylaws of the Company, as amended (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

       4 Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of the Company or its subsidiaries have not been filed because (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10% of the Company's consolidated assets, and (ii) the Company hereby agrees that it will furnish such instruments, notes and extracts to the Securities and Exchange Commission upon its request.

      10.1      Indemnity Agreement dated December 12, 1988, between the
                Company and James R. Heistand (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1988).

      10.2      Indemnity Agreements between the Company and Marilyn M.
                Barnett, Harold J. Bresnan, Warren M. Cason, Charles L.
                Knight, Alvin L. Lawing, Jr., Francis E. Sawyer, George A.
                Smathers, Joseph H. Thomas, Edward W. Turville, Thomas E.
                Weaver and Stanley Weintraub.  The Agreements between the
                Company and Harold J. Bresnan, Warren M. Cason, Charles L.
                Knight, Alvin L. Lawing, Jr., Francis E. Sawyer, George A.
                Smathers, Joseph H. Thomas, Edward W. Turville, Thomas E.
                Weaver and Stanley Weintraub are substantially identical in all material respects to the Agreement between the Company and Marilyn M. Barnett (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1987).

      10.3 Form of Indemnity Agreement between the Company and its directors and certain officers, as utilized since December 12, 1988, (previously filed as an exhibit to the Company's Annual
                Report on Form 10-K for the year ended December 31, 1988).

      10.4* Salary Continuation Agreement dated November 19, 1986, between the Company and Alvin L. Lawing, Jr. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

      10.5 Agreements dated July 8, 1982, between the Company and Oxford Development Enterprises, Inc., as amended (previously filed as an exhibit to Registration Statement Number 2-84680).

      10.6 Agreement dated June 16, 1978, between the Company, American Television and Communications Corporation and others (previously filed as an exhibit to Registration Statement Number 2-84680).

      10.7* 1990 Stock Option Plan (previously filed as an exhibit to the Company's Proxy Statement dated November 6, 1990, relating to the Annual Meeting held on November 30, 1990).

      10.8 Promissory Note dated April 30, 1991, given by Major Center, a Joint Venture, a Florida general partnership (formerly known as The Major-Pru Development Joint Venture), as Maker, to and in favor of The Prudential Insurance Company of America, as Payee, in the original principal sum of $31,000,000.00 (previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 30, 1990).

      10.9 Mortgage and Security Agreement securing the Promissory Note, dated April 30, 1990, given by Major Center, a Joint Venture, a Florida general partnership, as Mortgagor, to and in favor of The Prudential Insurance Company of America, as Mortgagee, said Mortgage and Security Agreement being filed in Orange County and Hillsborough County, Florida (previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 30, 1990).

      10.10 Assignment of Leases and Rents dated April 30, 1990, given by Major Center, a Joint Venture, a Florida general partnership, to and in favor of The Prudential Insurance Company of America, said Assignment of Leases and Rents being filed in Orange County and Hillsborough County, Florida (previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 30, 1990).

      10.11 Assumption and Indemnification Agreement dated April 30, 1990, by and between the Company, MPJV Corporation, a Florida corporation for the benefit of The Prudential Insurance Company of America, a New Jersey corporation (previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 30, 1990).

      10.12 Loan Agreement dated as of October 11, 1989, between the Company and Citizens Fidelity Bank and Trust Company (now known as PNC Bank, Kentucky, Inc.), Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

      10.13 Indemnification Agreement dated April 30, 1990, by and between Major Center, a Joint Venture, a Florida general partnership, MPJV Corporation, a Florida corporation, and The Prudential Insurance Company of America, a New Jersey corporation (previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 30, 1990).

      10.14 Mortgage Deed and Security Agreement granted October 11, 1989, by the Company in favor of Citizens Fidelity Bank and Trust Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

      10.15 Security Agreement dated November 30, 1990, granted by the Company in favor of Citizens Fidelity Bank and Trust Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

      10.16 Amendment to Loan Agreement, dated as of November 30, 1990, between the Company and Citizens Fidelity Bank and Trust Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

      10.17 Second Amendment to Loan Agreement, dated as of August 29, 1991, between the Company and Citizens Fidelity Bank and Trust Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

      10.18 Amendment to Mortgage Deed and Security Agreement, dated August 29, 1991, granted by the Company in favor of Citizens Fidelity Bank and Trust Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

      10.19 Loan Agreement, dated as of March 25, 1992, between the Company and Valassis Enterprises, L.P. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

      10.20 Agreement for Settlement and Termination of Management and Advisory Agreement, dated as of March 25, 1992, between the Company and The Major Group, Inc. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

      10.21 Note, dated March 25, 1992, given by the Company to Valassis Enterprises, L.P., in the original principal sum of $3,000,000.00 (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

      10.22 Note, dated March 25, 1992, given by the Company to The Major Group, Inc. in the original principal sum of $1,000,000.00 (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

      10.23 Note, dated March 25, 1992, given by the Company to The Major Group, Inc. in the original principal sum of $514,581.00 (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

      10.24 Second Mortgage and Security Agreement, dated as of March 25, 1992, given by the Company to The Major Group, Inc. and Valassis Enterprises, L.P. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

      10.25 Third Mortgage and Security Agreement, dated as of March 25, 1992, given by the Company to The Major Group, Inc. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

      10.26 Hazardous Materials Indemnification Agreement, dated as of March 25, 1992, between the Company and Valassis Enterprises, L.P. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                1991).

      10.27 Hazardous Materials Indemnification Agreement, dated as of March 25, 1992, between the Company and The Major Group, Inc. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

      10.28 Citizens Agreement, dated as of March 25, 1992, among the Company, Valassis Enterprises, L.P., The Major Group, Inc., and Citizens Fidelity Bank and Trust Company (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

      10.29 Lenders Agreement for Administration of and Joint Action with Respect to Mortgages from Major Realty Corporation, dated March 25, 1992, among the Company, Valassis Enterprises, L.P. and The Major Group, Inc (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

      10.30 Agreement Regarding Extension and Modification of Promissory Note dated April 21, 1992, by and between Major Centre, A Joint Venture, a Florida general partnership, and Prudential Insurance Company of America (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

      10.31 Agreement Regarding Renewal, Extension and Modification of Mortgage and Security Agreement dated April 21, 1992, by and between Major Centre, A Joint Venture, a Florida general partnership, and Prudential Insurance Company of America (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

      10.32 Agreement for Sale and Purchase between Major Centre, a Florida general partnership, the Company, MPJV Corporation, a Florida corporation, and Universal City Development Partners, a Florida general partnership (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

      10.33 Second Mortgage and Security Agreement dated June 30, 1992, by Major Centre, a Florida general partnership, and the Company, in favor of Universal City Development Partners, a Florida general partnership (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

      10.34* Employee Lease Agreement executed as of the 26th day of March, 1992, between the Company, Heritage Network Incorporated and David L. Treadwell (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992).

      10.35* Employment Agreement between the Company and Gary E. Jahraus dated January 20, 1993 (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).

      10.36 Contract for Sale and Purchase between Major Center, A Joint Venture, formerly known as The Major-Pru Development Joint Venture, a Florida General Partnership, and Chavez Properties, a Georgia general partnership, dated February 2, 1993 (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992).

      10.37 Nonrecourse Purchase Money Mortgage by Chavez Properties-Garrison Channel, Limited Partnership, a Georgia limited partnership, in favor of Major Center, A Joint Venture, dated April 26, 1993 (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

      10.38 Nonrecourse Purchase Money Promissory Note for $2,750,000 from Chavez Properties-Garrison Channel, Limited Partnership, a Georgia limited partnership, in favor of Major Center, A Joint Venture, dated April 26, 1993 (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

      10.39 Amendment to Mortgage Deed and Security Agreement, dated January 31, 1994, granted by the Company in favor of PNC Bank, Kentucky, Inc., formerly Citizens Fidelity Bank and Trust Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993)

      10.40 Second Amendment to Mortgage Note, dated January 31, 1994, by the Company and PNC Bank, Kentucky, Inc., formerly Citizens Fidelity Bank and Trust Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

      10.41 Third Amendment to Loan Agreement, dated as of January 31, 1994, by the Company and PNC Bank, Kentucky, Inc., formerly Citizens Fidelity Bank and Trust Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Amendment No. 1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

      10.42 Collateral Assignment of Nonrecourse Purchase Money Promissory Note and Mortgage, dated as of January 31, 1994, by Major Center, a Florida joint venture partnership, the Company and PNC Bank, Kentucky, Inc. (previously filed as an exhibit to the Company's Amendment No. 1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

      10.43* Consultant Services Agreement, effective April 1, 1994, between the Company and Development Consultants, Inc. of Orlando (previously filed as Exhibit 10.43 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                1994).

      10.44* Amendment No. 1 to Employee Lease Agreement, as of the first day of April, 1994, between the Company and David L. Treadwell (previously filed as Exhibit 10.44 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                1994).

      10.45* Option Agreement, dated as of June 14, 1994, by and between the Company and David L. Treadwell (previously filed as Exhibit
                10.45 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

      10.46* Amendment No. 2 to Employee Lease Agreement, as of January 1, 1995, between the Company and David L. Treadwell (previously filed as Exhibit 10.46 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

      10.47 Amendment to Citizens Agreement, dated as of the first day of February, 1995, among Valassis Enterprises, L.P., Acceptance Insurance Companies Inc., the Company and PNC Bank, Kentucky, Inc., formerly known as Citizens Fidelity Bank and Trust Company (previously filed as Exhibit 10.47 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

      10.48 Mortgage Modification and Future Advance Agreement, dated February 1, 1995, between Acceptance Insurance Companies Inc. and the Company (previously filed as Exhibit 10.48 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

      10.49 Assignment of Mortgage and Other Security Documents, dated January 25, 1995, from Valassis Enterprises, L.P. to Acceptance Insurance Companies Inc. (previously filed as Exhibit 10.49 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

      10.50 Renewal and Consolidation Promissory Note, dated February 1, 1995, made by the Company in favor of Acceptance Insurance Companies Inc. in the original principal sum of $1,600,000.00 (previously filed as Exhibit 10.50 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                1994).

      10.51 Third Amendment to Mortgage Note, dated January 31, 1995, by the Company and PNC Bank, Kentucky, Inc., formerly Citizens Fidelity Bank and Trust Company, Louisville, Kentucky (previously filed as Exhibit 10.51 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                1994).

      10.52 Fourth Amendment to Loan Agreement, dated as of January 31, 1995, by the Company and PNC Bank, Kentucky, Inc., formerly Citizens Fidelity Bank and Trust Company, Louisville, Kentucky (previously filed as Exhibit 10.52 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                1994).

      10.53 Amendment to Mortgage Deed and Security Agreement, dated January 31, 1995, granted by the Company in favor of PNC Bank, Kentucky, Inc., formerly Citizens Fidelity Bank and Trust Company, Louisville, Kentucky (previously filed as Exhibit
                10.53 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

      27        Financial Data Schedule (for SEC purposes only)

         -----------------------------------------------------------
         *  Management contract or compensatory plan or arrangement.