Form 10QSB
period 1995-06-30
MAJOR REALTY CORP
filed 1995-08-14
CIK 61666

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 1995                  Commission File No. 0-1748



                           MAJOR REALTY CORPORATION
                           ------------------------
       (Exact name of small business issuer as specified in its charter)


                 DELAWARE                                  59-0898509
     ---------------------------------                ----------------------
      (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization                   Identification No.)


   5728 MAJOR BOULEVARD, ORLANDO, FLORIDA                     32819
  -----------------------------------------           ----------------------
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

At August 9, 1995, 6,893,378 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes      No  X
                                                                ---     ---

================================================================================

                                     INDEX


                                                                                                Page No.
                                                                                                --------
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

            Consolidated Balance Sheets at June 30, 1995 and
                December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

            Consolidated Statements of Income for the
                Six Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . . .      2

            Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . . .      3

            Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . .       4

   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations    . . . . . . . . . . . . . . . . . . . . .       9



PART II - OTHER INFORMATION


   Item 5. - Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

   Item 6. - Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . .     12


SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

                         PART I - FINANCIAL INFORMATION

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1995 and December 31, 1994

                                 (in thousands)

                                                              ASSETS
                                                                                 June 30,             December 31,
                                                                                   1995                  1994
                                                                               ------------          --------------
                                                                               (unaudited)              (audited)
Cash and cash equivalents                                                        $     252              $     244
Restricted cash                                                                        379                     36
Mortgage note receivable                                                             4,060                  2,750
Land held for sale or development                                                    6,566                  7,038
Land under lease                                                                       171                    171
Other assets                                                                           591                    513
                                                                                 ---------              ---------
                                                                                 $  12,019              $  10,752
                                                                                 =========              =========


                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                                                         $      89              $     101
Accrued expenses                                                                     1,063                  1,311
Deferred income                                                                         30                     50
Mortgage notes payable                                                               9,084                  8,038
Deferred income taxes                                                                  139                    149
                                                                                 ---------              ---------
                                                                                    10,405                  9,649
                                                                                 ---------              ---------



Stockholders' equity:
  Series A Junior participating preferred stock -
    $1.00 par value; authorized, 80,000 shares,
    none outstanding                                                                     -                      -
  Common stock - $.01 par value; authorized,
    12,000,000 shares; issued and outstanding,
      6,893,378 shares                                                                  69                     69
Capital in excess of par value                                                       7,822                  7,822
Accumulated deficit                                                                 (6,277)                (6,788)
                                                                                 ---------              ---------

    Total stockholders' equity                                                       1,614                  1,103
                                                                                 ---------              ---------

                  TOTAL                                                          $  12,019              $  10,752
                                                                                 =========              =========

See Notes to Consolidated Financial Statements.

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                     (in thousands; except per share data)



                                                     FOR THE THREE                         FOR THE SIX
                                                     -------------                         -----------
                                                     MONTHS ENDED:                         MONTHS ENDED:
                                                     ------------                          ------------
                                               June 30,        June 30,              June 30,         June 30,
                                                 1995            1994                  1995             1994
                                               --------       ---------              --------        ---------
REVENUES:
  Sales of real estate                         $  2,010        $       -             $  2,010         $  3,618
  Lease income                                       38               40                   77               95
  Interest income                                    71               64                  135              133
  Other income                                        -                8                    8                9
                                               --------        ---------             --------         --------
    Total revenues                                2,119              112                2,230            3,855
                                               --------        ---------             --------         --------

COSTS AND EXPENSES:
  Cost of real estate sold:
    Improved and unimproved land                    561                -                  561              760
    Commissions & other expenses                     80                -                   80              266
  Selling, general and administrative               202              216                  476              467
  Interest cost                                     277              204                  602              413
                                               --------        ---------             --------         --------
    Total costs and expenses                      1,120              420                1,719            1,906
                                               --------        ---------             --------         --------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                      999             (308)                 511            1,949
PROVISION FOR INCOME TAXES                            -                -                    -                -
                                               --------        ---------             --------         --------
  NET INCOME (LOSS)                            $    999        $    (308)            $    511         $  1,949
                                               ========        =========             ========         ========

NET INCOME (LOSS) PER COMMON SHARE             $    .14        $    (.05)            $    .07         $    .28
                                               ========        =========             ========         ========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                              6,893            6,893                6,893            6,893
                                               ========        =========             ========         ========



See Notes to Consolidated Financial Statements

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1995 and 1994
                                  (unaudited)

                                 (in thousands)

                                                                                   1995                   1994
                                                                                ----------             ----------
Cash flows from operating activities:
Net income                                                                       $     511               $  1,949
                                                                                 ---------               --------
   Adjustments to reconcile net income (loss) to net
      cash used for operating activities:
      Depreciation and amortization                                                     98                     47
      Net gain on sales of real estate                                              (1,369)                (2,592)
      Increase in other assets and other receivables                                  (178)                  (367)
      (Decrease) increase in accounts payable
          and accrued liabilities                                                     (279)                   267
      Change in deferred income taxes                                                  (10)                  (290)
      Net loss on disposal of Property
          and equipment                                                                  2                      -
                                                                                 ---------               --------
          Total adjustments                                                         (1,736)                (2,935)
                                                                                 ---------               --------
          Net cash used for operating activities                                    (1,225)                  (986)
                                                                                 ---------               --------

Cash flows from investing activities:
   Additions to land held for sale or development                                      (88)                  (235)
   Proceeds from the sale of land held for sale
      or development                                                                   620                  3,227
                                                                                 ---------               --------
          Net cash (used for) provided by
          investing activities                                                         532                  2,992
                                                                                 ---------               --------

Cash flows from financing activities:
   Proceeds from mortgage notes payable                                              1,667                      -
   Principal payments of mortgage
      notes payable                                                                   (622)                (1,399)
   Decrease in land sales deposits                                                       -                   (272)
   Increase in restricted cash                                                        (344)                  (251)
                                                                                 ---------               --------
      Net cash used for
           financing activities                                                        701                 (1,922)
                                                                                 ---------               --------

Net (decrease) increase in cash and cash equivalents                                     8                     84
Cash and cash equivalents at beginning
   of period                                                                           244                    297
                                                                                 ---------               --------
Cash and cash equivalents at end of period                                       $     252               $    381
                                                                                 =========               ========

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


Note 2 - Per Share Data

        Per share data is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include shares issuable on the exercise of stock options net of shares assumed to have been purchased from the proceeds. For the six months ended June 30, 1995 and 1994, common stock equivalents have been excluded from the computation since their effect would be antidilutive.


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

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)



Note 3 - Land Held for Sale or Development (continued)


        During October, 1994, the Company signed a $240,000 contract for the sale of 30,000 square feet of vacant land near the corner of Conroy Road and Vineland Road in Orlando, Florida. The Buyer has extended closing until September 1995.

        During November, 1994, the Company signed a $2,100,000 contract for the sale of approximately five acres of vacant land at the northwest intersection of Major Boulevard and Vineland Road in Orlando, Florida. The Buyer made a $50,000 deposit which became non-refundable during December, 1994, and the transaction closed on May 5, 1995. Additional cash in the amount of $650,000 was received at closing and was used to retire company debt and for operations. The balance of the purchase price, $3,100,000, represented by a promissory note due in May, 1996 is secured by a first mortgage on the property sold.

        During November, 1994, the Company signed a $925,000 contract for the sale of 2.26 acres of commercial land located at the northwest corner of the intersection of Conroy Road and Vineland Road in Orlando. The contract subsequently was modified to provide for the sale of 1.38 acres of land for a purchase price of $750,000. The closing is anticipated prior to the end of August, 1995.

        During December, 1994, the Company signed a contract for $2,040,000, subsequently adjusted to $1,800,000, for approximately 55 acres gross (17 acres net) of multi-family land located on Vineland Road at the Florida Turnpike in Orlando. The contract was cancelled in April, 1995 when the Buyer informed the Company that it was unable to satisfy the conventional financing contingency.

        During January, 1995, the Company signed a $6,280,000 contract for sale of approximately 10.36 acres of commercial land located at the northeast intersection of Interstate 4 and Kirkman Road in Orlando. The Buyer made an additional escrow deposit on April 30, 1995 and the six months "free look" period expired on July 31, 1995. The closing is set for August 18, 1995, subject to recording of the plat.

                                  (Continued)

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)


Note 3 - Land Held for Sale or Development (continued)

        During April, 1995, the Company signed a $1,000,000 contract for sale of 12.95 acres of multi-family land located at the northeast corner of Cason Cove Road and Mission Road in Orlando. The Contract is scheduled to close prior to the end of August, 1995 subject to the Buyer's ability to obtain a conditional use permit for its proposed development.

        During June, 1995, the Company executed an agreement for the purchase of (plus or minus)1.00 acres located at the southeast corner of Vineland Road and Major Boulevard in Orlando for $350,000. The closing of this transaction is subject to the Buyer receiving all necessary permits and approvals to construct a fast food restaurant. The transaction is anticipated to close prior to the end of August, 1995.

Note 4 - Related Party Transactions

        On March 25, 1992, the Company entered into a loan agreement (the "Loan Agreement") with Valassis Enterprises, L.P. ("Enterprises"), a Delaware limited partnership controlled by George F. Valassis, a 9.7% shareholder, pursuant to which Enterprises made a loan in the amount of $3 million, a substantial portion of which was used by the Company to pay 1991 real estate taxes due on March 31, 1992. During 1994, the Company made payments on this obligation aggregating $665,000 including accrued interest of $63,000. Charlotte Drake Apartments, Inc. ("Apartments"), a Maryland corporation and affiliate of Allied Domecq Pension Funds, a 6.46% shareholder of the Company, participated in Enterprises' loan to the Company pursuant to arrangements between it and Enterprises. There was no contractual relationship between the Company and Apartments.

        On September 1, 1990, the Company entered into a Management and Advisory Agreement (the "Agreement") with The Major Group, Inc. ("Major Group") at that time a 51% owned subsidiary of Acceptance Insurance Companies, Inc. ("Acceptance"), f/k/a Stoneridge Resources, Inc., the Company's principal shareholder, pursuant to which Major Group provided real estate advisory services, as well as day-to-day managerial and administrative services and personnel, to the Company.



                                  (Continued)

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)


Note 4 - Related Party Transactions continued:

         The Company entered into an agreement for settlement and termination of the Agreement with Major Group in March, 1992 pursuant to which Major Group accepted two promissory notes from the Company in the aggregate amount of $1,515,000 ("Notes"). Interest costs on the Notes were $17,000 for 1994. During 1994, the Company made payments aggregating $335,000 on the Notes including accrued interest of $25,000. On September 25, 1992, Major Group assigned the Notes to Acceptance in connection with the settlement of certain mortgage notes payable to Acceptance by Major Group and the merger of Major Group and a wholly-owned subsidiary of Acceptance.

         The Company's obligations to Enterprises and Acceptance, as assignee of Major Group were collateralized by a second mortgage on the Core Area Commercial property, the International/Republic Drive Area property, and the Cypress Creek and Lakes Residential Area property, located in Orlando, Florida (collectively the "Property"). Acceptance also held a third mortgage on the Property.

         During February, 1995, the Company entered into a loan arrangement with Acceptance Insurance Companies Inc. ("Acceptance") whereby Acceptance acquired the Company's promissory note and mortgage to Valassis Enterprises, L.P. of $282,000, including accrued interest, and provided additional funds which were used to repay two promissory notes in the aggregate amount of $103,000, including accrued interest, held by Acceptance, fund the interest reserve of $770,000 on the Bank Mortgage Note, pay real estate taxes in the amount of $327,000, pay loan closing and extension costs of $75,000 and provide working capital of approximately $43,000. The aggregate indebtedness to Acceptance in connection with these transactions is $1,600,000, represented by a single promissory note due in January, 1996, which provides for interest, at the rate of twelve percent (12%) per annum, to accrue monthly and be paid at maturity. Subject to the Company's right to repay the note, the outstanding principal amount of the note (or any portion thereof), plus accrued but unpaid interest, is convertible into Common Stock at the option of Acceptance at any time upon 20 days prior notice, based upon a price per share equal to the average closing price of the Common Stock during the 30-day period immediately preceding the date of Acceptance's notice of its election to convert. The note to Acceptance is collateralized by a second mortgage on substantially all of the Company's property.



                                  (Continued)

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)


Note 4 - Related Party Transactions continued:

         On March 26, 1992, the Board of Directors elected David L. Treadwell ("Treadwell") to the Board of Directors and appointed him as Chairman of the Board and Chief Executive Officer of the Company. The Company entered into an Employee Lease Agreement with Heritage Network, Incorporated, Mr. Treadwell's primary employer, pursuant to which the Company agreed to pay Heritage $100,000 per year for Treadwell's services as Chief Executive Officer ("the Annual Fee"). The Employee Lease Agreement was subsequently amended to defer 75% of the Annual Fee incurred from April 1, 1994 through March 31, 1995, and Heritage has agreed informally to continue the deferral until September, 1995. Interest accrues on the deferred amount at 12% starting December 31, 1994. At June 30, 1995, the Company owed Heritage Network $93,750 under the Employee Lease Agreement. In addition, the Company reimburses Mr. Treadwell for all reasonable travel expenses including transportation to and from his home city of Southgate, Michigan. The Company has also granted Mr. Treadwell options to purchase 200,000 shares of common stock.


Note 5 - Other

Item 2. -        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         NET INCOME

         The Company recorded a net income of $999,000, or $.14 per share, for the three months ended June 30, 1995, as compared to a net loss of $308,000, or ($.05) per share, for the same three month period in 1994. The 1995 net income was derived primarily from the sale of 6.08 acres of commercial land located in Major Center to Bara Vineland, Inc. for $2,100,000 in May, 1995. The cost basis of such real property was $561,000, resulting in a net gain to the Company of $1,369,000. The 1994 net loss was due to the fact the Company had no land sales during the period.

         REVENUES

         Substantially all of the Company's revenues for the three months ended June 30, 1995, were generated by land sales, as described above.

         COSTS AND EXPENSES

         For the three months ended June 30, 1995, selling, general and administrative costs were $202,000, as compared to $216,000 during the comparable period of the prior year. Although certain corporate and professional expenses increased from the prior year, these were more than offset by reduced real estate and personal property taxes.

         Interest costs for the three months ended June 30, 1995 and June 30, 1994 were $277,000 and $204,000, respectively. For the six months periods ended June 30, 1995 and June 30, 1994, such costs were $602,000 and $413,000, respectively. The increase for the three months and six months is due primarily to an increase in the prime rate and the additional monies advanced to the Company by Acceptance Insurance Companies Inc. ("Acceptance"). See "Note 4 - Related Party Transactions" to Notes to Consolidated Financial Statements.

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

         On June 30, 1995, the Company was indebted to Citizens Fidelity Bank and Trust Company, now known as PNC Bank, Kentucky, Inc. ("PNC"), in the amount of $7,500,000, under a revolving credit facility. Loan modification agreements with PNC were executed on January 31, 1995, extending the maturity of this credit facility until January 31, 1996. A $38,500 fee was paid to the lender in connection with the extension of the loan facility. The interest rate on outstanding loans under the facility is prime plus 1.5%. The agreement also requires the maintenance of adequate reserves to assure that interest obligations under the extended facility can be met. Under the agreement, reductions in the outstanding loan balance were deferred pending the consummation of certain land sales. The Company's indebtedness to PNC is secured by a first mortgage on substantially all of the Company's property, including the Chavez Mortgage.

         The Company is indebted to Acceptance, a 33% shareholder of the Company, pursuant to a loan arrangement entered into on February 1, 1995. Interest on this amount is payable monthly at the rate of prime plus 3.5% per
annum and the loan matures on January 31, 1996.    The Company's indebtedness
to Acceptance is secured by a second mortgage on substantially all of the Company's property. See "Note 4 - Related Party Transactions" to Notes to Consolidated Financial Statements.

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




   10.54        Purchase Money Mortgage and Promissory Note for $1,310,000 from Bara Vineland, Inc., a
                Florida corporation, in favor of Major Realty Corporation, dated May 5, 1995.

   10.55        Collateral Assignment of Nonrecourse Purchase Money Promissory Note and Mortgage for
                $1,310,000 from Bara Vineland, Inc., a Florida corporation, in favor of Major Realty
                Corporation, dated May 5, 1995, to PNC Bank, Kentucky, Inc.

   27           Financial Data Schedules (for SEC use only)

     ----------------------------------------------------------
     * MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.

     (b)  Reports on Form 8-K

         Report on Form 8-K dated May 1, 1995, announcing the Company had signed a $1,000,000 contract for sale of approximately
         12.95 acres of multi-family land located at the northeast corner of Cason Cove Road and Mission Road in Orlando. The Contract is subject to the Buyer obtaining a conditional use permit for the proposed development. The Contract is scheduled to close in July 1995 subject to the above. The Company also announced that a $1,800,000 contract for the sale of approximately 55 acres gross (17 acres net) of multi-family land located on Vineland road at the Florida Turnpike in Orlando has been cancelled. The Buyer was unable to obtain conventional financing.

         Report on Form 8-K dated June 8, 1995, demonstrating that the Company's capital and surplus as of such date was in excess of the $1,000,000 required for continued listing on The Nasdaq SmallCap Market.

                                  SIGNATURES


  Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MAJOR REALTY CORPORATION
                                      (Registrant)




     August 11, 1995                  By: /s/ David L. Treadwell
------------------------------            ----------------------------------
         Date                             David L. Treadwell, Chairman
                                          (Chief Executive Officer and
                                          Principal Financial Officer)