Form 10QSB
period 1995-09-30
MAJOR REALTY CORP
filed 1995-11-14
CIK 61666

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1995              Commission File No. 0-1748



                           MAJOR REALTY CORPORATION
                           ------------------------
       (Exact name of small business issuer as specified in its charter)

                          DELAWARE                                                                 59-0898509
-----------------------------------------------------------------                   -------------------------------------
(State or other jurisdiction of incorporation or organization                        (I.R.S. Employer Identification No.)



        5728 MAJOR BOULEVARD, ORLANDO, FLORIDA                                                        32819
-------------------------------------------------------                             -------------------------------------
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
YES   X     NO
    ----       ----

At November 10, 1995, 6,893,378 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes     No  X
                                                               ---    ---

================================================================================

                                     INDEX


                                                                                                  Page No.
                                                                                                  --------
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

             Consolidated Balance Sheets at September 30, 1995 and
                December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

             Consolidated Statements of Income for the
                Nine Months Ended September 30, 1995 and 1994   . . . . . . . . . . . . . . .      2

             Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1995 and 1994   . . . . . . . . . . . . . . .      3

             Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . .      4

   Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations    . . . . . . . . . . . . . . . . . . . . .     10


PART II - OTHER INFORMATION


   Item 5. - Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

   Item 6. - Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . .     13


SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22


                         ITEM I - FINANCIAL INFORMATION

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1995 and December 31, 1994

                                 (in thousands)

                                                                              September 30,          December 31,
                                                                                   1995                  1994
                                                                              -------------          -------------
                            ASSETS                                             (unaudited)              (audited)
Cash and cash equivalents                                                      $       765            $       244
Restricted cash                                                                        252                     36
Mortgage note receivable                                                             7,640                  2,750
Land held for sale or development                                                    4,474                  7,038
Land under lease                                                                       171                    171
Other assets                                                                           647                    513
                                                                               -----------            -----------
                                                                               $    13,949            $    10,752
                                                                               ===========            ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                                                       $        84            $       101
Accrued expenses                                                                     1,056                  1,311
Deferred income                                                                         -                      50
Mortgage notes payable                                                               5,463                  8,038
Deferred income taxes                                                                  104                    149
                                                                               -----------            -----------
                                                                                     6,707                  9,649
                                                                               -----------            -----------

Stockholders' equity:
  Series A Junior participating preferred stock -
    $1.00 par value; authorized, 80,000 shares,
    none outstanding                                                                    -                      -
  Common stock - $.01 par value; authorized,
    12,000,000 shares; issued and outstanding,
    6,893,378 shares                                                                    69                     69
Capital in excess of par value                                                       7,822                  7,822
Accumulated deficit                                                                   (649)                (6,788)
                                                                                 ---------              ---------

    Total stockholders' equity                                                       7,242                  1,103
                                                                                 ---------              ---------

                  TOTAL                                                          $  13,949              $  10,752
                                                                                 =========              =========


See Notes to Consolidated Financial Statements.

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                     (in thousands; except per share data)






                                                           FOR THE THREE                    FOR THE NINE
                                                           -------------                    ------------
                                                           MONTHS ENDED:                    MONTHS ENDED:
                                                           ------------                     ------------
                                                   Sept. 30,      Sept. 30,          Sept. 30,        Sept. 30,
                                                     1995           1994                1995            1994
                                                   ---------      ---------          ---------       ---------
REVENUES:
  Sales of real estate                             $  8,380      $       -          $  10,390        $   3,618
  Lease income                                           38               40              115              135
  Interest income                                       100               68              235              201
  Other income                                            3               11               11               20
                                                   --------       ----------        ---------        ---------
    Total revenues                                    8,521              119           10,751            3,974
                                                   --------       ----------        ---------        ---------

COSTS AND EXPENSES:
  Cost of real estate sold:
    Improved and unimproved land                      2,095               11            2,656              771
    Commissions & other expenses                        357               -               437              266
  Selling, general and administrative                   241              197              717              664
  Interest cost                                         200              218              802              631
                                                  ---------       ----------        ---------        ---------
Total costs and expenses                              2,893              426            4,612            2,332
                                                  ---------       ----------        ---------        ---------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                        5,628             (307)           6,139            1,642
PROVISION FOR INCOME TAXES                               -                -                -               -
                                                  ---------       ----------        ---------        ---------
  NET INCOME (LOSS)                               $   5,628       $     (307)        $  6,139        $   1,642
                                                  =========       ==========         ========        =========

NET INCOME (LOSS) PER COMMON SHARE                $     .82      $      (.04)        $    .89        $     .24
                                                  =========      ===========         ========       ==========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                  6,893            6,893            6,893            6,893
                                                  =========       ==========         ========         ========


See Notes to Consolidated Financial Statements

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1995 and 1994
                                  (unaudited)

                                 (in thousands)

                                                                                   1995                   1994
                                                                                 ----------             ----------
Cash flows from operating activities:
Net income                                                                        $  6,139              $   1,642
                                                                                  --------              ---------
   Adjustments to reconcile net income (loss) to net
      cash used for operating activities:
      Depreciation and amortization                                                    118                     71
      Net gain on sales of real estate                                              (7,297)                (2,592)
      Increase in other assets and other receivables                                  (252)                  (247)
      (Decrease) increase in accounts payable
          and accrued liabilities                                                     (321)                   214
      Change in deferred income taxes                                                  (45)                  (305)
                                                                                  --------              ----------
          Total adjustments                                                         (7,797)                (2,859)
                                                                                  --------              ---------
          Net cash used for operating activities                                    (1,658)                (1,217)
                                                                                  --------              ---------

Cash flows from investing activities:
   Additions to land held for sale or development                                      (92)                  (255)
   Proceeds from the sale of real estate, net                                        5,063                  3,238
                                                                                  --------              ---------

          Net cash (used for) provided by
          investing activities                                                       4,971                  2,983
                                                                                  --------              ---------

Cash flows from financing activities:
   Proceeds from mortgage notes payable                                              1,707                     -
   Principal payments of mortgage
      notes payable                                                                 (4,283)                (1,399)
   Decrease in land sales deposits                                                      -                    (100)
   Increase in restricted cash                                                        (216)                  (251)
                                                                                  --------              ---------
      Net cash used for
           financing activities                                                     (2,792)                (1,750)
                                                                                  --------              ---------

Net (decrease) increase in cash and cash equivalents                                   521                     16
Cash and cash equivalents at beginning
   of period                                                                           244                    297
                                                                                  --------              ---------
Cash and cash equivalents at end of period                                        $    765              $     313
                                                                                  ========              =========


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

Note 2 - Per Share Data

        Per share data is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include shares issuable on the exercise of stock options net of shares assumed to have been purchased from the proceeds. For the nine months ended September 30, 1995 and 1994, common stock equivalents have been excluded from the computation since their effect would be antidilutive.

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

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

Note 3 - Land Held for Sale or Development (continued)

        During October, 1994, the Company signed a $240,000 contract for the sale of 30,000 square feet of vacant land near the corner of Conroy Road and Vineland Road in Orlando, Florida. The contract was canceled in September 1995. The Buyer was unable to obtain financing.

        During November, 1994, the Company signed a $2,100,000 contract for the sale of approximately five acres of vacant land at the northwest intersection of Major Boulevard and Vineland Road in Orlando, Florida. The Buyer made a $50,000 deposit which became non-refundable during December, 1994, and the transaction closed on May 5, 1995. Additional cash in the amount of $650,000 was received at closing and was used to retire company debt and for opera-tions. The balance of the purchase price, $1,310,000, was represented by a promissory note originally due in May, 1996. The note was satisfied at a discount on October 18, 1995 for $1,234,000.

        During November, 1994, the Company signed a $925,000 contract for the sale of 2.26 acres of commercial land located at the northwest corner of the intersection of Conroy Road and Vineland Road in Orlando. The contract subsequently was modified to provide for the sale of 1.38 acres of land for a purchase price of $750,000. The sale closed on September 8, 1995. The sales price was paid in cash at closing. Proceeds from the sale were used to retire company debt and for company operations.

        During December, 1994, the Company signed a contract for $2,040,000, subsequently adjusted to $1,800,000, for approximately 55 acres gross (17 acres net) of multi-family land located on Vineland Road at the Florida Turnpike in
Orlando.   The contract was cancelled in April, 1995 when the Buyer informed the Company that it was unable to satisfy the conventional financing contingency.

        During January, 1995, the Company signed a $6,280,000 contract for sale of 10.36 acres of commercial land located at the northeast intersection of Interstate 4 and Kirkman Road in Orlando. The Buyer made an additional escrow deposit on April 30, 1995 and the six months "free look" period expired on July 31, 1995. The Company received $3,640,000 cash at closing on September 1, 1995, plus a $3,580,000 mortgage which will be due in two equal payments, one in April 1996 and the other in April 1997. Approximately $2,000,000 of the net proceeds was used to repay company debt and the remainder has been and will be used for company operations.

                                  (Continued)

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

Note 3 - Land Held for Sale or Development (continued)

        During April, 1995, the Company signed a $1,000,000 contract for sale of 12.95 acres of multi-family land located at the northeast corner of Cason Cove Road and Mission Road in Orlando. The transaction was closed on August 18, 1995, and the sales price was paid in cash at closing. Proceeds from the sale were used to retire company debt and for company operations.

        During June, 1995, the Company executed an agreement for the purchase of 1.06 acres located at the southeast corner of Vineland Road and Major Boulevard in Orlando for $350,000. The transaction closed on September 25, 1995, and the sales price was paid in cash at closing.

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

        On September 1, 1990, the Company entered into a Management and Advisory Agreement (the "Agreement") with The Major Group, Inc. ("Major Group") at that time a 51% owned subsidiary of Acceptance Insurance Companies Inc. ("Accep- tance"), f/k/a Stoneridge Resources, Inc., the Company's principal shareholder, pursuant to which Major Group provided real estate advisory services, as well as day-to-day managerial and administrative services and personnel, to the Company.


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

         The Company's obligations to Enterprises and Acceptance, as assignee of Major Group, were collateralized by a second mortgage on the Core Area Commercial property, the International/Republic Drive Area property, and the Cypress Creek and Lakes Residential Area property, located in Orlando, Florida (collectively the "Property"). Acceptance also held a third mortgage on the Property.

         During February, 1995, the Company entered into a loan arrangement with Acceptance whereby Acceptance acquired the Company's promissory note and mortgage to Enterprises of $282,000, including accrued interest, and provided additional funds which were used to repay two promissory notes in the aggregate amount of $103,000, including accrued interest, held by Acceptance, fund the $770,000 interest reserve required by PNC Bank, Kentucky Inc. ("PNC"), the Company's primary lender, pay real estate taxes in the amount of $327,000, pay loan closing and extension costs of $75,000 and provide working capital of approximately $43,000. The aggregate indebtedness to Acceptance in connection with these transactions was $1,600,000, represented by a single promissory note due in January, 1996, which provided for interest, at the rate of twelve percent (12%) per annum, to accrue monthly and be paid at maturity. Subject to the Company's right to repay the note, the outstanding principal amount of the note (or any portion thereof), plus accrued but unpaid interest, was convertible into the Company's common stock at the option of Acceptance at any time upon 20 days prior notice, based upon a price per share equal to the average closing price of the common stock during the 30-day period immediately preceding the date of Acceptance's notice of its election to convert. The note to Acceptance was collateralized by a second mortgage on substantially all of the Company's property.


                                  (Continued)

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

Note 4 - Related Party Transactions continued:

         During October, 1995, Acceptance acquired from PNC a note made by the Company with an outstanding balance of approximately $4,316,831, the first mortgage securing the note and other associated loan documents. The indebtedness to PNC was due on January 31, 1996. On October 18, 1995, the Company entered into a debt restructuring agreement with Acceptance, for the Company's $5,064,144 debt to Acceptance ($747,313 due from the February 1995 loan plus the PNC Note).

         The interest rate on the restructured loan is prime plus 1.5%, and interest is payable quarterly in arrears. The maturity of the loan, which prior to the restructuring was January 31, 1996, was extended to May 1, 1998, unless there is a change in control prior to such time, in which event the maturity of the loan will be accelerated. The Company's indebtedness to Acceptance is secured by a first mortgage on substantially all of the Company's property, including certain notes and mortgages payable to the Company from third parties. The restructured loan extended the maturity and improved the Company's cash flow through the elimination of the PNC interest reserve.

         On March 26, 1992, the Board of Directors elected David L. Treadwell to the Board of Directors and appointed him as Chairman of the Board and Chief Executive Officer of the Company. The Company entered into an agreement (the "Employee Lease Agreement") with Heritage Network, Incorporated ("Heritage"), Mr. Treadwell's primary employer, pursuant to which the Company agreed to pay Heritage $100,000 per year for Mr. Treadwell's services as Chief Executive Officer ("the Annual Fee"). The Employee Lease Agreement was subsequently amended to defer 75% of the Annual Fee incurred from April 1, 1994 through March 31, 1995, and Heritage has agreed informally to continue the deferral until December, 1995. Interest accrues on the deferred amount at 12% per annum, beginning December 31, 1994. At September 30, 1995, the Company owed Heritage $120,400 under the Employee Lease Agreement, including $7,900 in interest. In addition, the Company reimburses Mr. Treadwell for all reasonable travel expenses including transportation to and from his home city of Southgate, Michigan. The Company has also granted Mr. Treadwell options to purchase 200,000 shares of common stock.

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

Note 5 - Other

         During October, 1995, the Company settled litigation relating to a condominium project in Orlando, Florida, The Townes of Southgate, developed by Major Development Company ("MDC"), a wholly-owned, now dissolved, subsidiary of the Company.

         The condominium association sought damages in excess of $1.5 million relating to defects in the construction of the project, together with interest, costs and attorneys fees, against the Company, MDC, and the individual members of MDC's last board of directors. Under the terms of the settlement agreement approved by the Circuit Court for Orange County, Florida, the Company agreed, without acknowledging any liability, to make installment payments totalling $596,000 to the plaintiff. The Company previously had accrued reserves for a substantial portion of the settlement amount, and the net financial impact on the Company is expected to be less than $100,000.

Item 2. -        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         NET INCOME

         The Company recorded a net income of $5,628,000, or $.82 per share, for the three months ended September 30, 1995, as compared to a net loss of $307,000, or ($.04) per share, for the same three month period in 1994. The 1995 net income was derived from four property sales comprised of 12.77 acres of commercial land and 12.95 acres of multifamily land, for an aggregate of $8,380,000 in sales. The cost basis of such real property was $2,095,000, resulting in a net gain to the Company of $6,285,000. The 1994 net loss was due to the fact the Company had no land sales during the period.

         REVENUES

         Substantially all of the Company's revenues for the three months ended September 30, 1995, were generated by land sales, as described above.

         COSTS AND EXPENSES

         For the three months ended September 30, 1995, selling, general and administrative costs were $241,000, as compared to $197,000 during the comparable period of the prior year. The increase was primarily due to professional fees incurred in connection with the consideration of a potential transaction, expenses of a Board of Directors meeting held during the quarter and engineering and permitting pertaining to land held by the Company.

         Interest costs for the three months ended September 30, 1995 and September 30, 1994 were $200,000 and $218,000, respectively. For the nine months periods ended September 30, 1995 and September 30, 1994, interest costs were $802,000 and $631,000, respectively. The decrease for the three months is due to the reduction in debt as a result of the four land sales during the period. The increase for the nine months is due primarily to an increase in the prime rate and the average outstanding balance of the debt due to the additional monies advanced to the Company by Acceptance. See "Note 4 - Related Party Transactions" to Notes to Consolidated Financial Statements.

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

         On September 30, 1995, the Company was indebted to Citizens Fidelity Bank and Trust Company, now known as PNC Bank, Kentucky, Inc. ("PNC"), in the amount of $4,717,000, under a revolving credit facility. Loan modification agreements with PNC were executed on January 31, 1995, extending the maturity of this credit facility until January 31, 1996. A $38,500 fee was paid to the lender in connection with the extension of the loan facility. The interest rate on outstanding loans under the facility is prime plus 1.5%. The agreement also requires the maintenance of adequate reserves to assure that interest obligations under the extended facility can be met. Under the agreement, reductions in the outstanding loan balance were deferred pending the consummation of certain land sales. The Company's indebtedness to PNC is secured by a first mortgage on substantially all of the Company's property, including the Chavez and the Cracker Barrel Mortgages.

         The Company is indebted to Acceptance, a 33% shareholder of the Company, pursuant to a loan restructure arrangement entered into on October 18, 1995, in the amount of $5,064,144, comprised of $747,313 due to Acceptance under the terms of a February 1995 restructuring and $4,316,831 previously owed to PNC, which indebtedness was acquired by Acceptance immediately prior to the restructuring. See "Note 4 - Related Party Transactions" to Notes to Consolidated Financial Statements.

         The interest rate on the restructured loan is prime plus 1.5%, and interest is payable quarterly in arrears. The maturity of the loan is May 1, 1998, unless there is a change in control prior to such time, in which event the maturity of the loan will be accelerated. The Company's indebtedness to Acceptance is secured by a first mortgage on substantially all of the Company's property, including certain notes and mortgages payable to the Company from third parties. The restructured loan extended the maturity of the prior PNC and Accceptance loans, and improved the Company's cash flow through the elimination of the PNC interest reserve, thereby allowing the Company greater flexibility in its operations.

         David L. Treadwell, the Company's Chairman of the Board and Chief Executive Officer, performs services pursuant to an Employee Lease Agreement with Heritage Network, Incorporated, Mr. Treadwell's primary employer. Currently, payment of 75% of the $100,000 Annual Fee is being deferred through December 31, 1995, with interest at 12% on the deferred amounts from December 31, 1994. At September 30, 1995, the Company owed Heritage $120,400 under the Employee Lease Agreement. See "Note 4 - Related Party Transactions" to Notes to Consolidated Financial Statements.

         The Company's operations are dependent upon its ability to generate sufficient cash flow to meet its obligations and operating costs on a timely basis. Management believes the Company has sufficient capital to allow it to continue to meet its obligations at least through the second quarter of 1996 from the property sales that occurred during the quarter ended September 30, 1995 and restructuring of Company debt. Thereafter, operations and the ability to make the quarterly interest payments due under the Company's $5.1 million loan from Acceptance will depend upon the Company's ability to obtain additional capital through a merger, sales of additional securities or additional properties, or some combination of the foregoing. There can be no assurance that the Company will be successful in any of such endeavors.

         In October 1995, the Company announced that its Board of Directors had determined that it was in the best interests of the shareholders to seek a merger partner or otherwise seek a transaction for the sale of the Company. David L. Treadwell, Chairman of the Company, cited capital constraints limiting the feasibility of independently developing the Company's existing properties as a primary factor in the Board's decision to seek a merger or sale transaction.

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

      10.54     Purchase  Money  Mortgage and  Promissory  Note for  $1,310,000 from  Bara Vineland,  Inc., a
                Florida corporation,  in favor of Major  Realty Corporation,  dated May  5, 1995  (previously filed as  Exhibit 10.54 to  the Company's  Quarterly Report  on Form 10-QSB  for the  quarter ended June 30, 1995).

      10.55     Collateral  Assignment  of  Nonrecourse  Purchase  Money Promissory  Note  and  Mortgage  for
                $1,310,000  from  Bara  Vineland, Inc.,  a  Florida  corporation,  in  favor  of Major  Realty
                Corporation,  dated  May  5,   1995,  to  PNC  Bank,   Kentucky,  Inc.  (previously  filed  as
                Exhibit 10.55  to  the Company's  Quarterly  Report  on  Form 10-QSB  for  the  quarter ended
                June 30, 1995).

      10.56     Fifth Amendment  to Loan Agreement, dated  as of  September 1, 1995, by  the Company  and PNC
                Bank,  Kentucky,  Inc.,  formerly  Citizens  Fidelity Bank  and  Trust  Company,  Louisville,
                Kentucky.

      10.57     Purchase Money  Mortgage and  Promissory Note  for $3,580,000  from Cracker Barrel  Old County
                Store, Inc.,  a Kentucky corporation, in  favor of Major  Realty Corporation, dated September
                1, 1995.

      10.58     Restated and  Consolidated Promissory Note, dated  October 18, 1995, made  by the  Company in favor of Acceptance Insurance Companies Inc. in the original principal sum of $5,064,144.

      10.59     Sixth Amendment  to  Loan Agreement,  dated  as  of  October 18, 1995,  by  the  Company  and
                Acceptance Insurance Companies Inc.

      10.60     Mortgage and Note  Modification Agreement, dated as  of October 18, 1995, by  the Company and
                Acceptance Insurance Companies Inc.

      27        Financial Data Schedules (for SEC use only)

         ---------------------------------------------------
         *  MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.

          (b)    Reports on Form 8-K

                 Report on Form 8-K dated August 30, 1995, announcing the sale of 12.95 acres of multi-family land in Orlando, Florida, to National HealthCare L.P. for $1,000,000. The sales transaction was paid in cash at closing. The receipts from the sale will be used to reduce company debt and for company operations.

                 Report on Form 8-K dated September 8, 1995, announcing (i) the sale of 10.36 acres of commercial land in Orlando, Florida, to Cracker Barrel Old Country Store for $6,280,000, and (2) the sale of 1.38 acres of commercial land in Orlando, Florida, to Aseel, Inc. for $750,000.

                 Report on Form 8-K dated October 20, 1995, announcing that (1) the Company's Board of Directors had determined that it was in the best interests of the shareholders to seek a merger partner or otherwise seek a transaction for the sale of the Company; (2) the Company had entered into a debt restructuring agreement with Acceptance Insurance Companies Inc. for the Company's $5,064,144 debt to such lender; and (3) settlement of The Townes of Southgate litigation for $596.000.

                                   SIGNATURES


   Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MAJOR REALTY CORPORATION
                                           (Registrant)




      November 13, 1995               By: /s/ David L. Treadwell
------------------------------            -------------------------
          Date                            David L. Treadwell, Chairman
                                          (Chief Executive Officer and
                                            Principal Financial Officer)