Form 10QSB
period 1996-03-31
MAJOR REALTY CORP
filed 1996-05-15
CIK 61666

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1996                  Commission File No. 0-1748



                           MAJOR REALTY CORPORATION
                           ------------------------
       (Exact name of small business issuer as specified in its charter)



                          DELAWARE                                                                 59-0898509
- -----------------------------------------------------------------                   -------------------------------------
(State or other jurisdiction of incorporation or organization                        (I.R.S. Employer Identification No.)




        5728 MAJOR BOULEVARD, ORLANDO, FLORIDA                                                        32819
- -------------------------------------------------------                             -------------------------------------
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
YES  X   NO
    ----    -----

At May 14, 1996, 6,893,378 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes     No  X
                                                                ---    ---
================================================================================

                                     INDEX


                                                                                                Page No.
                                                                                                --------
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

             Consolidated Balance Sheets at March 31, 1996 and
                December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

             Consolidated Statements of Income for the
                Three Months Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . .      4

             Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . .      5

             Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . .      6

   Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations    . . . . . . . . . . . . . . . . . . . . .     10



PART II - OTHER INFORMATION


   Item 5. - Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

   Item 6. - Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . .     12


SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

                        PART I - FINANCIAL INFORMATION

                  MAJOR REALTY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     March 31, 1996 and December 31, 1995

                                (in thousands)

                                                                                  March 31,            December 31,
                                                                                    1996                  1995
                                                                               --------------        ---------------
                            ASSETS                                              (unaudited)             (audited)
Cash and cash equivalents                                                       $      399             $    1,006
Mortgage note receivable                                                             2,750                  2,750
Income taxes receivable                                                                  7                    -
Land held for sale or development                                                    5,124                  5,121
Land under lease                                                                       171                    171
Other assets                                                                           730                    674
                                                                                ----------             ----------
                                                                                $    9,181             $    9,722
                                                                                ==========             ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                                                        $       72             $      129
Accrued expenses                                                                       460                    658
Income taxes payable                                                                   -                       78
Convertible mortgage note payable due to related party                               5,064                  5,064
Deferred income taxes                                                                   26                     26
                                                                                ----------             ----------
                                                                                     5,622                  5,955
                                                                                ----------             ----------



Stockholders' equity:
  Series A Junior participating preferred stock -
    $1.00 par value; authorized, 80,000 shares,
    none outstanding                                                                   -                      -
  Common stock - $.01 par value; authorized,
    12,000,000 shares; issued and outstanding,
     6,893,378 shares                                                                   69                     69
Capital in excess of par value                                                       7,822                  7,822
Accumulated deficit                                                                 (4,332)                (4,124)
                                                                                ----------             ----------

    Total stockholders' equity                                                       3,559                  3,767
                                                                                ----------             ----------

                  TOTAL                                                         $    9,181             $    9,722
                                                                                ==========             ==========


See Notes to Consolidated Financial Statements.

                  MAJOR REALTY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended March 31, 1996 and 1995
                                 (unaudited)

                    (in thousands; except per share data)


                                                                                   1996                  1995
                                                                               -----------            -----------
Revenues:
   Sales of real estate                                                         $      -              $      -
   Lease income                                                                         33                     39
   Interest and other income                                                            72                     72
                                                                                ----------            -----------

      Total revenues                                                                   105                    111
                                                                                ----------            -----------

Costs and Expenses:
   Cost of real estate sold:
      Improved and unimproved land                                                     -                      -
      Commissions & other expenses                                                     -                      -
   Selling, general and administrative                                                 177                    274
   Interest cost                                                                       136                    325
                                                                                ----------            -----------

      Total costs and expenses                                                         313                    599
                                                                                ----------            -----------




Loss before provision for income taxes                                                (208)                  (488)
Provision for income taxes                                                             -                      -
                                                                                ----------            -----------

   Net loss                                                                     $     (208)           $      (488)
                                                                                ==========            ===========

Net loss per common share                                                       $     (.03)           $      (.07)
                                                                                ==========            ===========

Average number of
   common and common
   equivalent shares outstanding                                                     6,893                  6,893
                                                                                ==========            ===========





See Notes to Consolidated Financial Statements.

                  MAJOR REALTY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended March 31, 1996 and 1995
                                 (unaudited)

                                (in thousands)

                                                                                   1996                   1995
                                                                                ----------             ----------
Cash flows from operating activities:
Net loss                                                                        $     (208)             $    (488)
                                                                                ----------              ---------
   Adjustments to reconcile net loss to net
      cash used for operating activities:
      Depreciation and amortization                                                      6                     78
      Increase in other assets and other receivables                                   (62)                  (111)
      Increase in income taxes receivable                                               (7)                   -
      Decrease in income taxes payable                                                 (78)                   -
      Decrease in accounts payable
          and accrued liabilities                                                     (255)                  (261)
                                                                                ----------              ---------
          Total adjustments                                                           (396)                  (294)
                                                                                ----------              ---------
          Net cash used for operating activities                                      (604)                  (782)
                                                                                ----------              ---------

Cash flows from investing activities:
   Additions to land held for sale or development                                       (3)                   (89)
                                                                                ----------              ---------

          Net cash used for
          investing activities                                                          (3)                   (89)
                                                                                ----------              ---------

Cash flows from financing activities:
   Proceeds from mortgage notes payable                                                -                    1,616
   Principal payments of mortgage
      notes payable                                                                    -                     (334)
   Increase in restricted cash                                                         -                     (541)
                                                                                ----------              ---------
      Net cash used for
           financing activities                                                        -                      741
                                                                                ----------              ---------

Net decrease in cash and cash equivalents                                             (607)                  (130)
Cash and cash equivalents at beginning
   of period                                                                         1,006                    244
                                                                                ----------              ---------
Cash and cash equivalents at end of period                                      $      399              $     114
                                                                                ==========              =========

See Notes 3 and 4 for non-cash activities.
See Notes to Consolidated Financial Statements

                  MAJOR REALTY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (unaudited)



Note 1 - Consolidated Financial Statements

         The interim consolidated financial statements for Major Realty Corporation and its subsidiaries (the "Company") are unaudited and should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB Annual Report for the year ended December 31, 1995.

         In the opinion of management, all adjustments (which include only normal recurring adjustments except as otherwise disclosed) necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported herein have been made. Interim financial statements are not necessarily indicative of the results which may be reported for the year ended December 31, 1996.


Note 2 - Per Share Data

         Per share data is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include shares issuable on the exercise of stock options net of shares assumed to have been purchased from the proceeds. For the three months ended March 31, 1996 and 1995, common stock equivalents have been excluded from the computation since their effect would be antidilutive.


Note 3 - Land Held for Sale or Development

         During May, 1995, the Company sold 6.12 acres of vacant land at the northwest intersection of Major Boulevard and Vineland Road in Orlando, Florida to Bara Vineland, Inc for $2,100,000. The Buyer had previously made a $50,000 deposit which became non-refundable during December, 1994. Additional cash in the amount of $650,000 was received at closing and was used to retire Company debt and for operations. The balance of the purchase price, $1,310,000, was represented by a promissory note originally due in May, 1996. The note was satisfied at a discount during October, 1995 for $1,234,000. The difference between the original amount of the promissory note and the satisfaction amount has been included in cost of real estate sold.

                                 (Continued)

                  MAJOR REALTY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (unaudited)



Note 3 - Land Held for Sale or Development (continued)


         During August, 1995, the Company sold 12.95 acres of multi-family land located at the northeast corner of Cason Cove Road and Mission Road in Orlando for $1,000,000 to National HealthCare, L.P. The sales price was paid in cash at closing. Proceeds from the sale were used to retire Company debt and for Company operations.

         During September, 1995, the Company sold 10.36 acres of commercial land located at the northeast intersection of Interstate 4 and Kirkman Road in Orlando to Cracker Barrel Old Country Store, Inc. ("Cracker Barrel") for $6,280,000. The Company received $2,700,000 cash at closing plus a $3,580,000 mortgage which was due in two equal payments, one in April 1996 and the other in April 1997. On March 27, 1996, Cracker Barrel formally notified the Company of its intent to default on the mortgage note and reconvey the property to the Company. Consequently, the Company recorded the sale of only 4.0 acres of land for $2,700,000 during 1995 and included the cost of the remaining 6.36 acres of land subject to the sale as "Land held for sale or development" at December 31, 1995. Approximately $2,000,000 of the net proceeds was used to repay company debt.

         During September, 1995, the Company sold 1.38 acres of commercial land located at the northwest corner of the intersection of Conroy Road and Vineland Road in Orlando for $750,000 to San Alto Construction for the construction of a 7-11. The sales price was paid in cash at closing. Proceeds from the sale were used to retire company debt and for company operations.

         During September, 1995, the Company sold 1.06 acres located at the southeast corner of Vineland Road and Major Boulevard in Orlando to Orlando Foods, Ltd. for the construction of a Wendy's fast food restaurant for $350,000. The sales price was paid in cash at closing.

         During February, 1996, the Company signed a contract for approximately $403,000, for approximately 2.31 acres of commercial property located at the northwest corner of the intersection of Conroy Road and Vineland Road in Orlando. The Buyer had a 60 day inspection period which expired on April 14, 1996. The Buyer's $15,000 deposit is now nonrefundable, and closing is expected to occur during August 1996.

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

         On September 25, 1992, Acceptance Insurance Companies, Inc. ("Acceptance"), f/k/a Stoneridge Resources, Inc., the Company's principal shareholder, acquired two promissory notes made by the Company in 1990 in favor of The Major Group, Inc. ("Major Group"), at that time a 51% owned subsidiary of Acceptance.

         During February, 1995, the Company entered into a loan arrangement with Acceptance whereby Acceptance acquired the Company's promissory note and mortgage to Enterprises of $282,000, including accrued interest, and provided additional funds which were used to repay the two promissory notes acquired by Acceptance from Major Group in the aggregate amount of $103,000, including accrued interest, fund the interest reserve of $770,000 on the Company's mortgage loan with Citizens Fidelity Bank and Trust Company, now known as PNC Bank, Kentucky, Inc. (the "PNC Bank Note"), pay real estate taxes in the amount of $327,000, pay loan closing and extension costs of $75,000 and provide working capital of approximately $43,000.

         During October, 1995, Acceptance acquired the PNC Bank Note and entered into a debt restructuring agreement with the Company for the Company's $5,064,000 debt to Acceptance ($747,000 due from the February 1995, loan plus the outstanding balance of approximately $4,317,000 of the PNC Bank Note). The interest rate on the restructured loan is prime plus 1.5%, and interest is payable quarterly in arrears. The maturity of the loan which prior to the restructuring was January 31, 1996, was extended to May 1, 1998, unless there is a change in control prior to such time, in which event the maturity of the loan will be


                                 (Continued)

                  MAJOR REALTY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (unaudited)



Note 4 - Related Party Transactions continued:

accelerated. The Company's indebtedness to Acceptance is secured by a first mortgage on substantially all of the Company's property, including the certain notes and mortgages payable to the Company from third parties. Subject to the Company's right to repay the note, the outstanding principal amount of the note (or any portion thereof), plus accrued but unpaid interest, is convertible into Common Stock at the option of Acceptance at any time upon 20 days prior notice, based upon a price per share equal to the average closing price of the Common Stock during the 30-day period immediately preceding the date of Acceptance's notice of its election to convert. The note to Acceptance is collateralized by a first mortgage on substantially all of the Company's property.

         On April 12, 1996, the Company received permission from Acceptance to defer the quarterly interest payments due to Acceptance in 1996 in the event the Company's cash flow is insufficient to make such payments, pending the receipt of funds from the sale of additional properties or other sources. All such deferred interest payments must be paid no later than January 2, 1997. The quarterly interest due for the quarter ended March 31, 1996, was $126,000 and has been accrued.

         David L. Treadwell, the Company's Chairman of the Board and Chief Executive Officer, is also a member of the board of directors of Acceptance. Mr. Treadwell performs services pursuant to an employee lease agreement (the "Agreement") with Heritage Network, Incorporated ("Heritage"), his primary employer. To assist the Company's cash flow, Heritage agreed to a deferral of $75,000 of the $100,000 annual fee due under the Agreement, pending the closing of future property sales or other transactions. Under three amendments to the Agreement, the original term of the Agreement was extended through March 31, 1996, and, beginning on December 31, 1994, interest on all deferred amounts at the rate of twelve percent (12%) per annum began to accrue. Under a fourth amendment to the Agreement effective April 1, 1996, the fee to Heritage is reduced to $25,000 per annum, payable monthly, plus a success fee of .5% with respect to transactions consummated during the term of the Agreement and transactions contracted for which are closed within a specified period of time after termination of the Agreement. The renewal extends the term of the Agreement until March 31, 1997.

         On February 13, 1996, the Company paid Heritage $142,000, which included the deferred payment due as of December 31, 1995, in the amount of $131,000, and interest accrued in the amount of $11,000 as of the same date.

Item 2. -     Management's Discussion and Analysis of
              Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         NET LOSS

         The Company recorded a net loss of $208,000, or ($.03) per share for the three months ended March 31, 1996, as compared to a net loss of $488,000, or ($.07) per share for the same three month period in 1995. The 1996 and 1995 net losses were due to the fact the Company had no land sales during either period.

         REVENUES

         Substantially all of the Company's revenues for the three months ended March 31, 1996 and 1995, were generated by a ground lease and interest on a mortgage note receivable.

         COSTS AND EXPENSES

         For the three months ended March 31, 1996, selling, general and administrative costs were $177,000, as compared to $274,000 during the comparable period of the prior year. The decrease was due primarily to the Company's efforts to keep costs at a minimum and the settlement of certain litigation in October, 1995.

         Interest costs for the three months ended March 31, 1996, and March 31, 1995, were $136,000 and $325,000, respectively. The decrease is due to the reduction of the Company's mortgage notes payable as a result of several land sales that occurred during the third quarter of 1995.

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

         On March 31, 1996, the Company was indebted to Acceptance pursuant to a loan restructure arrangement entered into on October 18, 1995, in the amount of $5,064,144, comprised of $747,313 due to Acceptance under the terms of a February 1995 restructuring and $4,316,881 previously owed to Citizens Fidelity Bank and Trust Company, now known as PNC Bank, Kentucky, Inc. ("PNC"), which indebtedness was acquired by Acceptance immediately prior to the restructuring. The aggregate indebtedness of the restructured loan is represented by a single promissory note, due May 1, 1998, unless there is a change in control of the Company prior to such time, in which event the maturity of the loan will be accelerated. The interest rate on the restructured loan is prime plus 1.5%, and interest is payable quarterly in arrears. Subject to the Company's right to prepay the note, the outstanding principal amount of the note (or any portion thereof), plus accrued but unpaid interest, is convertible into common stock of the Company at the option of Acceptance at any time upon 20 days prior notice, based upon a price per share equal to the average closing price of the common stock during the 30-day period immediately preceding the date of Acceptance's notice of its election to convert. The Company's indebtedness to Acceptance is secured by a first mortgage on substantially all of the Company's property, including the certain notes and mortgages payable to the Company from third parties. The accrued interest due on January 1, 1996, was $106,391. This amount was paid on January 17, 1996. See "Note 4 - Related Party Transactions" to Notes to Consolidated Financial Statements.

         During September, 1995, the Company sold 10.36 acres of commercial land located in Orlando, Florida, to Cracker Barrel Old Country Store, Inc. ("Cracker Barrel") for $6,280,000. The Company received $2,700,000 cash at closing plus a non-interest bearing $3,580,000 non-recourse purchase money promissory note and mortgage providing for two equal payments, one in April 1996 and the other in April 1997. On March 27, 1996, the Company received written notification from Cracker Barrel of its intent to default on the mortgage note and reconvey the property to the Company. The Company did not make the $126,000 quarterly interest payment due on April 1, 1996 to Acceptance and has obtained permission to defer the quarterly interest payments due in 1996 to Acceptance on its $5.1 million mortgage note in the event the Company's cash flow is insufficient to make such payments, pending the receipt of funds from the sale of additional properties or other sources. All such deferred interest payments must be paid no later than January 2, 1997.

         Under an amendment to the employee lease agreement with Heritage Network, Incorporated ("Heritage"), effective April 1, 1996, pursuant to which David L. Treadwell provides services to the Company as its Chairman of the Board and Chief Executive Officer, the fee to Heritage was reduced to $25,000 per annum, payable monthly, plus a success fee of .5% with respect to transactions consummated during the term of the Agreement and transactions contracted for which are closed within a specified period of time after termination of the Agreement. The renewal extends the term of the Agreement until March 31, 1997. See "Note 4 - Related Party Transactions" to Notes to Consolidated Financial Statements.

         The Company's operations are dependent upon its ability to generate sufficient cash flow to meet its obligations and operating costs on a timely basis. Management believes that, with reduced operations and the deferrals previously described, the Company has sufficient capital to allow it to continue to meet its obligations through December 31, 1996. Thereafter, operations will depend upon the Company's ability to obtain additional capital through joint venture arrangements, additional loans, sales of additional securities or additional properties, or some combination of the foregoing. All deferred interest payments due to Acceptance on its $5.1 million loan must be paid no later than January 2, 1997. There can be no assurance that the Company will be able to secure sufficient funds to make such interest payments when due. The loan from Acceptance will be due on May 1, 1998, and there can be no assurance that the Company will be able to secure sufficient funds to repay or refinance this loan.

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


                          PART II - OTHER INFORMATION


Item 5. - Other

         None



Item 6. - Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 27 - Financial Data Schedule (for SEC use only)


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

      10.3      Form of Indemnity Agreement between the Company and  its directors and certain officers,  as utilized since December  12, 1988, (previously filed  as an exhibit to the  Company's Annual
                Report on Form 10-K for the year ended December 31, 1988).
      10.4(*)   Salary Continuation  Agreement dated November 19,  1986, between  the Company  and Alvin  L.
                Lawing, Jr. (previously filed as an exhibit to the Company's Annual Report  on Form 10-K for the fiscal year ended December 31, 1987).

      10.5      Agreements dated  July  8, 1982,  between the  Company and  Oxford Development  Enterprises,
                Inc., as amended (previously filed as an exhibit to Registration Statement Number 2-84680).

      10.6      Agreement dated June  16, 1978, between the  Company, American Television and Communications
                Corporation  and others (previously  filed as  an exhibit  to Registration  Statement Number
                2-84680).
      10.7(*)   1990 Stock Option  Plan (previously  filed as an exhibit  to the  Company's Proxy  Statement dated November 6, 1990, relating to the Annual Meeting held on November 30, 1990).

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

      10.34(*)  Employee  Lease Agreement executed as  of the 26th day  of March, 1992, between the Company,
                Heritage Network Incorporated and David  L. Treadwell (previously filed as an exhibit to the
                Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992).

      10.35(*)  Employment  Agreement  between  the Company  and  Gary  E.  Jahraus  dated  January 20, 1993
                (previously  filed as  an exhibit  to the  Company's Annual  Report on  Form 10-KSB  for the
                fiscal year ended December 31, 1992).

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

      10.43(*)  Consultant Services Agreement, effective April 1, 1994, between the Company and  Development
                Consultants, Inc.  of Orlando  (previously filed  as Exhibit 10.43 to  the Company's  Annual
                Report on Form 10-KSB for the fiscal year ended December 31, 1994).

      10.44(*)  Amendment No.  1 to Employee  Lease Agreement, as  of the first day of  April, 1994, between the  Company and  David L.  Treadwell (previously  filed as  Exhibit 10.44 to  the Company's
                Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

      10.45(*)  Option  Agreement, dated  as  of June  14, 1994,  by and  between the  Company and  David L.
                Treadwell (previously filed as Exhibit 10.45 to the  Company's Annual Report on Form  10-KSB
                for the fiscal year ended December 31, 1994).

      10.46(*)  Amendment No.  2 to Employee Lease Agreement, as of January 1, 1995, between the Company and
                David L.  Treadwell (previously filed as  Exhibit 10.46 to  the Company's  Annual Report  on
                Form 10-KSB for the fiscal year ended December 31, 1994).

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

      10.54     Purchase  Money Mortgage  and Promissory  Note for  $1,310,000 from  Bara Vineland,  Inc., a
                Florida corporation,  in favor of  Major Realty  Corporation, dated May  5, 1995 (previously filed as an exhibit to the  Company's Quarterly Report on Form 10-QSB for the quarter  ended
                June 30, 1995).

      10.55     Collateral  Assignment  of  Nonrecourse  Purchase  Money Promissory  Note  and  Mortgage for
                $1,310,000  from Bara  Vineland,  Inc., a  Florida  corporation, in  favor of  Major  Realty
                Corporation, dated May 5, 1995, to PNC Bank, Kentucky,  Inc. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995).

      10.56     Fifth  Amendment to Loan Agreement, dated  as of September 1,  1995, by the  Company and PNC
                Bank,  Kentucky,  Inc.,  formerly  Citizens  Fidelity Bank  and  Trust  Company, Louisville,
                Kentucky (previously filed  as an exhibit to the  Company's Quarterly Report on  Form 10-QSB for the quarter ended September 30, 1995).

      10.57     Purchase Money Mortgage  and Promissory Note for $3,580,000  from Cracker Barrel Old Country
                Store, Inc., a Kentucky  corporation, in favor of Major Realty Corporation,  dated September
                1, 1995  (previously filed as  an exhibit to the Company's  Quarterly Report on  Form 10-QSB for the quarter ended September 30, 1995).

      10.58     Restated and  Consolidated Promissory Note,  dated October 18, 1995, made by  the Company in favor of  Acceptance Insurance Companies Inc.  in the original  principal sum  of $5,064,144
                (previously  filed as an exhibit to  the Company's Quarterly  Report on Form  10-QSB for the
                quarter ended September 30, 1995).

      10.59     Sixth  Amendment to  Loan  Agreement,  dated as  of  October 18,  1995, by  the  Company and
                Acceptance  Insurance  Companies  Inc. (previously  filed  as an  exhibit  to  the Company's
                Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995).

      10.60     Mortgage and Note Modification Agreement, dated as of  October 18, 1995, by the Company  and
                Acceptance Insurance  Companies  Inc.  (previously filed  as  an  exhibit to  the  Company's
                Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995).

      10.61     Indemnity Agreement,  dated  as  of April 1,  1994,  between  the  Company  and  Development
                Consultants of  Orlando, Inc. (previously  filed as  Exhibit 10.61 to  the Company's  Annual
                Report on Form 10-KSB for the fiscal year ended December 31, 1995).

      10.62(*)  Amendment No. 1 to  Consultant Services Agreement,  dated as of  April 1, 1995, between  the
                Company and Development Consultants  of Orlando, Inc. (previously filed as Exhibit 10.62  to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

      10.63(*)  Amendment  No. 3  to Employee  Lease Agreement,  dated April 1,  1995, between  the Company,
                Heritage Network Incorporated and David  L. Treadwell (previously filed  as Exhibit 10.63 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

      10.64(*)  Amendment  No. 4  to  Employee  Lease Agreement,  dated  as  of April 1,  1996,  between the
                Company,  Heritage  Network  Incorporated  and  David  L.  Treadwell  (previously  filed  as
                Exhibit 10.64  to the  Company's  Annual Report  on Form  10-KSB for  the fiscal  year ended
                December 31, 1995).

      27        Financial Data Schedule (for SEC use only)

         (*)    MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.

         (b)    Reports on Form 8-K

                None

                           MAJOR REALTY CORPORATION

                                 FORM 10-QSB

                     For the Quarter Ended March 31, 1996





                                   SIGNATURES


         Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MAJOR REALTY CORPORATION
                                                    (Registrant)




      May 14, 1996                            By: /s/ David L. Treadwell
- -------------------------                         ----------------------------
          Date                                    David L. Treadwell, Chairman
                                                  (Chief Executive Officer and
                                                  Principal Financial Officer)

                                 EXHIBIT INDEX

                                                                                                       Sequentially
                                                                                                         Numbered
                                                                                                           Page
    Exhibit
    Number
                                             Exhibit Description

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

      10.4a(*)  Salary Continuation Agreement dated November 19, 1986, between the  Company and
                Alvin L.  Lawing, Jr. (previously filed  as an exhibit  to the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31, 1987).

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

      10.7(*)   1990 Stock Option Plan (previously filed as  an exhibit to the Company's  Proxy
                Statement  dated  November 6,  1990,  relating to  the  Annual Meeting  held on
                November 30, 1990).

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

      10.34(*)  Employee Lease  Agreement executed as of  the 26th day  of March, 1992, between the Company,  Heritage Network Incorporated and  David L. Treadwell (previously filed  as an exhibit to  the Company's  Quarterly Report on  Form 10-Q  for the
                quarter ended March 31, 1992).

      10.35(*)  Employment Agreement between the Company and Gary E. Jahraus dated  January 20,
                1993 (previously  filed as an exhibit  to the Company's  Annual Report  on Form
                10-KSB for the fiscal year ended December 31, 1992).

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

      10.43(*)  Consultant  Services Agreement,  effective April 1,  1994, between  the Company
                and   Development   Consultants,  Inc.   of   Orlando   (previously   filed  as
                Exhibit 10.43 to  the Company's  Annual Report  on Form 10-KSB  for the  fiscal year ended December 31, 1994).

      10.44(*)  Amendment No.  1 to  Employee Lease Agreement, as  of the  first day of  April,
                1994,  between  the  Company  and  David  L.  Treadwell  (previously  filed  as
                Exhibit 10.44 to  the Company's Annual  Report on  Form 10-KSB  for the  fiscal year ended December 31, 1994).

      10.45(*)  Option  Agreement, dated as of  June 14, 1994,  by and between  the Company and
                David L. Treadwell  (previously filed as Exhibit 10.45 to the  Company's Annual
                Report on Form 10-KSB for the fiscal year ended December 31, 1994).

      10.46(*)  Amendment  No. 2  to Employee Lease  Agreement, as of January  1, 1995, between the Company and David  L. Treadwell (previously  filed as Exhibit 10.46 to  the
                Company's Annual Report on Form 10-KSB for  the fiscal year ended  December 31,
                1994).

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

      10.53     Amendment  to Mortgage  Deed and  Security  Agreement, dated  January 31, 1995, granted by the Company in favor of PNC Bank,  Kentucky, Inc., formerly Citizens
                Fidelity Bank  and Trust  Company, Louisville,  Kentucky (previously  filed  as
                Exhibit 10.53 to  the Company's  Annual Report  on Form 10-KSB  for the  fiscal year ended December 31, 1994).
      10.54     Purchase Money Mortgage and Promissory Note for $1,310,000 from Bara  Vineland,
                Inc., a Florida  corporation, in favor  of Major Realty Corporation,  dated May
                5,  1995 (previously filed as an  exhibit to the Company's  Quarterly Report on
                Form 10-QSB for the quarter ended June 30, 1995).

      10.55     Collateral  Assignment  of  Nonrecourse  Purchase  Money  Promissory  Note  and
                Mortgage for  $1,310,000 from  Bara Vineland, Inc., a  Florida corporation,  in favor of  Major Realty Corporation, dated  May 5, 1995,  to PNC Bank, Kentucky,
                Inc.  (previously filed as an exhibit to the Company's Quarterly Report on Form
                10-QSB for the quarter ended June 30, 1995).

      10.56     Fifth Amendment  to  Loan Agreement,  dated as  of  September 1, 1995,  by  the
                Company and  PNC Bank,  Kentucky,  Inc., formerly  Citizens Fidelity  Bank  and
                Trust  Company, Louisville,  Kentucky (previously  filed as  an exhibit  to the
                Company's Quarterly Report  on Form 10-QSB for  the quarter ended September 30,
                1995).
      10.57     Purchase Money Mortgage and Promissory Note for $3,580,000 from Cracker  Barrel
                Old  Country Store,  Inc., a  Kentucky corporation,  in favor  of Major  Realty
                Corporation, dated  September 1,  1995 (previously filed as  an exhibit  to the
                Company's Quarterly Report on  Form 10-QSB for the quarter ended September  30,
                1995).

      10.58     Restated and Consolidated Promissory Note, dated October 18, 1995, made by  the
                Company  in  favor  of  Acceptance  Insurance Companies  Inc.  in  the original principal sum  of $5,064,144 (previously filed  as an exhibit  to the Company's
                Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995).
      10.59     Sixth  Amendment  to Loan  Agreement,  dated  as of  October 18,  1995, by  the
                Company  and Acceptance  Insurance  Companies  Inc.  (previously  filed  as  an exhibit  to the Company's Quarterly Report on Form 10-QSB for the quarter ended
                September 30, 1995).

      10.60     Mortgage and Note Modification Agreement, dated as  of October 18, 1995, by the
                Company  and  Acceptance  Insurance Companies  Inc.  (previously  filed  as  an exhibit to the Company's Quarterly Report on Form 10-QSB  for the quarter ended
                September 30, 1995).

      10.61     Indemnity  Agreement,  dated  as  of  April 1, 1994,  between  the  Company and
                Development Consultants  of Orlando, Inc. (previously filed as Exhibit 10.61 to the  Company's  Annual  Report  on  Form  10-KSB  for  the  fiscal  year  ended
                December 31, 1995).
      10.62*    Amendment No. 1 to  Consultant Services Agreement, dated  as of April 1,  1995, between the  Company and  Development Consultants of  Orlando, Inc. (previously filed as  Exhibit 10.62 to the  Company's Annual Report on Form  10-KSB for the
                fiscal year ended December 31, 1995).

      10.63*    Amendment No. 3 to Employee  Lease Agreement, dated April 1,  1995, between the
                Company,  Heritage  Network Incorporated  and  David  L.  Treadwell (previously filed  as Exhibit 10.63 to the Company's  Annual Report on Form  10-KSB for the
                fiscal year ended December 31, 1995).
      10.64*    Amendment No.  4  to  Employee Lease  Agreement,  dated  as of  April 1,  1996, between the  Company,  Heritage Network  Incorporated and  David  L.  Treadwell
                (previously filed  as Exhibit 10.64  to  the Company's  Annual Report  on  Form
                10-KSB for the fiscal year ended December 31, 1995).

      27.1      Financial Data Schedule (for SEC use only)


         *  Management contract or compensatory plan or arrangement.