Form 10QSB
period 1996-06-30
MAJOR REALTY CORP
filed 1996-08-13
CIK 61666

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 1996                   Commission File No. 0-1748



                            MAJOR REALTY CORPORATION
                            ------------------------
       (Exact name of small business issuer as specified in its charter)



            DELAWARE                                     59-0898509
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



 5728 MAJOR BOULEVARD, ORLANDO, FLORIDA                    32819
- ----------------------------------------    ------------------------------------
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
YES   X    NO
    -----     -----

At August 13, 1996, 6,893,378 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes       No
                                                                -----    -----

================================================================================

                                     INDEX


                                                                                                Page No.
                                                                                                --------
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

             Consolidated Balance Sheets at June 30, 1996 and
                December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

             Consolidated Statements of Operations for the
                Six Months Ended June 30, 1996 and 1995   . . . . . . . . . . . . . . . . . .      4

             Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 1996 and 1995   . . . . . . . . . . . . . . . . . .      5

             Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . .      6

   Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations    . . . . . . . . . . . . . . . . . . . . .     10



PART II - OTHER INFORMATION


   Item 5. - Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

   Item 6. - Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . .     12


SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21

                         PART I - FINANCIAL INFORMATION

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1996 and December 31, 1995

                                 (in thousands)

                                                                                  June 30,              December 31,
                                                                                    1996                   1995
                                                                                 -----------             ---------
                            ASSETS                                               (unaudited)             (audited)
Cash and cash equivalents                                                          $   320                $ 1,006
Mortgage note receivable                                                             2,750                  2,750
Land held for sale or development                                                    5,137                  5,121
Land under lease                                                                       171                    171
Other assets                                                                           801                    674
Income taxes receivable                                                                  7                      -
                                                                                   -------                -------
                                                                                   $ 9,186                $ 9,722
                                                                                   =======                =======


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                                                           $    98                $   129
Accrued expenses                                                                       654                    658
Income taxes payable                                                                    -                      78
Convertible mortgage note payable due to related party                               5,064                  5,064
Deferred income taxes                                                                   26                     26
                                                                                   -------                -------
                                                                                     5,842                  5,955
                                                                                   -------                -------



Stockholders' equity:
  Series A Junior participating preferred stock -
    $1.00 par value; authorized, 80,000 shares,
    none outstanding                                                                    -                      -
  Common stock - $.01 par value; authorized,
    12,000,000 shares; issued and outstanding,
  6,893,378 shares                                                                      69                     69
Capital in excess of par value                                                       7,822                  7,822
Accumulated deficit                                                                 (4,547)                (4,124)
                                                                                   -------                -------

    Total stockholders' equity                                                       3,344                  3,767
                                                                                   -------                -------

                  TOTAL                                                            $ 9,186                $ 9,722
                                                                                   =======                =======


See Notes to Consolidated Financial Statements.

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                     (in thousands; except per share data)



                                                          FOR THE THREE                     FOR THE SIX
                                                          -------------                     -----------
                                                          MONTHS ENDED:                    MONTHS ENDED:
                                                          -------------                    -------------
                                                    June 30,         June 30,         June 30,         June 30,
                                                      1996             1995             1996             1995
                                                    --------         --------         --------         --------
Revenues:
  Sales of real estate                               $   -            $2,010           $   -            $2,010
  Lease income                                           33               38               66               77
  Interest and other income                              73               71              145              143
                                                     ------           ------           ------           ------

      Total revenues                                    106            2,119              211            2,230
                                                     ------           ------           ------           ------

Costs and Expenses:
  Cost of real estate sold:
    Improved and unimproved land                         -               561               -               561
    Commissions & other expenses                         -                80               -                80
  Selling, general and administrative                   185              202              361              476
  Interest cost                                         136              277              273              602
                                                     ------           ------           ------           ------

      Total costs and expenses                          321            1,120              634            1,719
                                                     ------           ------           ------           ------




Income (loss) before provision for income taxes        (215)             999             (423)             511
Provision for income taxes                               -                -                -                -
                                                     ------           ------           ------           ------


  Net income (loss)                                  $ (215)          $  999           $ (423)          $  511
                                                     ======           ======           ======           ======

Net loss per common share                            $ (.03)          $  .14           $ (.06)          $  .07
                                                     ======           ======           ======           ======

Average number of
  common and common
  equivalent shares outstanding                       6,893            6,893            6,893            6,893
                                                     ======           ======           ======           ======





See Notes to Consolidated Financial Statements.

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1996 and 1995
                                  (unaudited)

                                 (in thousands)

                                                                                     1996                   1995
                                                                                    ------                 ------
Cash flows from operating activities:
Net (loss) income                                                                   $ (423)                $  511
                                                                                    ------                 ------
   Adjustments to reconcile net loss to net
      cash used for operating activities:
      Depreciation and amortization                                                     13                     98
      Net gain on sales of real estate                                                  -                  (1,369)
      Increase in other assets and other receivables                                  (139)                  (178)
      Increase in income taxes receivable                                               (7)                    -
      Change in deferred income taxes                                                   -                     (10)
      Decrease in income taxes payable                                                 (78)                    -
      Decrease in accounts payable
          and accrued expenses                                                         (35)                  (277)
                                                                                    ------                 ------
          Total adjustments                                                           (246)                (1,736)
                                                                                    ------                 ------
          Net cash used for operating activities                                      (669)                (1,225)
                                                                                    ------                 ------

Cash flows from investing activities:
   Additions to land held for sale or development                                      (16)                   (88)
   Proceeds from the sale of land held for sale
      or development                                                                     -                    620
   Purchase of equipment                                                                (1)                    -
                                                                                    ------                 ------

          Net cash (used for) provided by
          investing activities                                                         (17)                   532
                                                                                    ------                 ------

Cash flows from financing activities:
   Proceeds from mortgage notes payable                                                 -                   1,667
   Principal payments of mortgage
      notes payable                                                                     -                    (622)
   Increase in restricted cash                                                          -                    (344)
                                                                                    ------                 ------
      Net cash provided by
           financing activities                                                         -                     701
                                                                                    ------                 ------

Net decrease in cash and cash equivalents                                             (686)                    (8)
Cash and cash equivalents at beginning
   of period                                                                         1,006                    244
                                                                                    ------                 ------
Cash and cash equivalents at end of period                                          $  320                 $  252
                                                                                    ======                 ======

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


Note 2 - Per Share Data

         Per share data is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include shares issuable on the exercise of stock options net of shares assumed to have been purchased from the proceeds. For the six months ended June 30, 1996 and 1995, common stock equivalents have been excluded from the computation since their effect would be antidilutive.


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

         During February, 1996, the Company signed a contract for approximately $403,000, for approximately 2.31 acres of commercial property located at the northwest corner of the intersection of Conroy Road and Vineland Road in Orlando. The contract is scheduled to close in August, 1996.

         During August, 1996, the Company signed a contract for approximately $1,050,000, for the sale of approximately 2.5 acres of commercial property located on the west side of Major Boulevard in Orlando. The Buyer has made a $40,000 deposit and has a 90 day inspection period to determine if it wishes to proceed with the contract. If the Buyer elects to proceed an additional $50,000 deposit will be required with the closing anticipated in February 1997.

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

         On April 12, 1996, the Company received permission from Acceptance to defer the quarterly interest payments due to Acceptance in 1996 in the event the Company's cash flow is insufficient to make such payments, pending the receipt of funds from the sale of additional properties or other sources. All such deferred interest payments must be paid no later than January 2, 1997. The quarterly interest due for the quarter ended June 30, 1996, was $125,000 and has been accrued. The total accrued unpaid interest for 1996 is $251,000.

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

Item 2. -        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         NET LOSS

         The Company recorded a net loss of $215,000, or ($.03) per share for the three months ended June 30, 1996, as compared to net income of $999,000, or $.14 per share for the same three month period in 1995. The 1996 net loss was due to the fact the Company had no land sales during the period. The 1995 net income for the same period was due to a 6.12 acre land sale.

         REVENUES

         Substantially all of the Company's revenues for the three months ended June 30, 1996, were generated by a ground lease and interest on a mortgage note receivable. Revenues for the same three month period of 1995 were generated by a $2,100,000 land sale, a ground lease and interest on a mortgage note receivable.

         COSTS AND EXPENSES

         For the three months ended June 30, 1996, selling, general and administrative costs were $185,000, as compared to $202,000 during the comparable period of the prior year. The decrease was due primarily to the Company's efforts to keep operating and other costs at a minimum.

         Interest costs for the three months ended June 30, 1996, and June 30, 1995, were $136,000 and $277,000, respectively. For the six months periods ended June 30, 1996 and June 30, 1995, such costs were $273,000 and $602,000, respectively. The decreases were due to the reduction of the Company's mortgage notes payable as a result of several land sales that occurred during the third quarter of 1995, a portion of the proceeds of which were used to reduce the Company's mortgage note payable.

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

         On June 30, 1996, the Company was indebted to Acceptance pursuant to a loan restructure arrangement entered into on October 18, 1995, in the amount of $5,064,144, comprised of $747,313 due to Acceptance under the terms of a February 1995 restructuring and $4,316,881 previously owed to Citizens Fidelity Bank and Trust Company, now known as PNC Bank, Kentucky, Inc. ("PNC"), which indebtedness was acquired by Acceptance immediately prior to the restructuring. The aggregate indebtedness of the restructured loan is represented by a single promissory note, due May 1, 1998, unless there is a change in control of the Company prior to such time, in which event the maturity of the loan will be accelerated. The interest rate on the restructured loan is prime plus 1.5%, and interest is payable quarterly in arrears. Subject to the Company's right to prepay the note, the outstanding principal amount of the note (or any portion thereof), plus accrued but unpaid interest, is convertible into common stock of the Company at the option of Acceptance at any time upon 20 days prior notice, based upon a price per share equal to the average closing price of the common stock during the 30-day period immediately preceding the date of Acceptance's notice of its election to convert. The Company's indebtedness to Acceptance is secured by a first mortgage on substantially all of the Company's property, including the certain notes and mortgages payable to the Company from third parties. The accrued interest due on January 1, 1996, was $106,391. This amount was paid on January 17, 1996. See "Note 4 - Related Party Transactions" to Notes to Consolidated Financial Statements. The Company did not make the $126,000 quarterly interest payment due on April 1, 1996 to Acceptance and has obtained permission to defer the quarterly interest payments due in 1996 to Acceptance on its $5.1 million mortgage note in the event the Company's cash flow is insufficient to make such payments, pending the receipt of funds from the sale of additional properties or other sources. All such deferred interest payments must be paid no later than January 2, 1997. The quarterly interest due June 30, 1996 is $125,000 and will be deferred. The deferred interest for 1996 is $251,000.

         During September, 1995, the Company sold 10.36 acres of commercial land located in Orlando, Florida, to Cracker Barrel Old Country Store, Inc. ("Cracker Barrel") for $6,280,000. The Company received $2,700,000 cash at closing plus a non-interest bearing $3,580,000 non-recourse purchase money promissory note and mortgage providing for two equal payments, one in April 1996 and the other in April 1997. On March 27, 1996, the Company received written notification from Cracker Barrel of its intent to default on the mortgage note and reconvey the property to the Company. The mortgaged property was reconveyed to the Company by deed recorded on June 21, 1996.

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

         The Company's operations are dependent upon its ability to generate sufficient cash flow to meet its obligations and operating costs on a timely basis. Management believes that, with reduced operations and the deferrals previously described, the Company has sufficient capital to allow it to continue to meet its obligations through December 31, 1996. Thereafter, operations will depend upon the Company's ability to obtain additional capital through joint venture arrangements, additional loans, sales of additional securities or additional properties, or some combination of the foregoing. All deferred interest payments due to Acceptance on its $5.1 million loan, which are estimated to be approximately $260,000 as of January 2, 1997 must be paid no later than such date. There can be no assurance that the Company will be able to secure sufficient funds to make such interest payments when due. The loan from Acceptance will be due on May 1, 1998, and there can be no assurance that the Company will be able to secure sufficient funds to repay or refinance this loan.


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

   27           Financial Data Schedule (for SEC use only)
- --------------------------------------------------------------------------------
         *  MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.

         (b)     Reports on Form 8-K

                 Report on Form 8-K dated April 24, 1996, announcing the restatement of the Company's financial statements for the quarter and nine months ended September 30, 1995, to record the sale of only 4.0 acres of land for $2,700,000 during 1995 and include the cost of the 6.36 acres of land to be reconveyed to the Company by Cracker Barrel as "Land held for sale or development" at September 30, 1995. Also announced was the resignation of Mr. Kenneth M. Miller from the Board of Directors, effective April 24, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, Major Realty Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           MAJOR REALTY CORPORATION




      August 13, 1996                      By: /s/ David L. Treadwell
- ----------------------------                  ----------------------------------
          Date                                     David L. Treadwell
                                                   Chairman and CEO

                                 EXHIBIT INDEX


                                                                                  Sequentially
    Exhibit                                                                         Numbered
    Number                          Exhibit Description                               Page
    ------                          -------------------                             --------
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

   27           Financial Data Schedule (For SEC use only)
- --------------------------------------------------------------------------------
         *  Management contract or compensatory plan or arrangement.