Form 10QSB
period 1996-09-30
MAJOR REALTY CORP
filed 1996-11-14
CIK 61666

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1996             Commission File No. 0-1748



                            MAJOR REALTY CORPORATION
                            ------------------------
       (Exact name of small business issuer as specified in its charter)



             DELAWARE                                   59-0898509
-----------------------------------        ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization




    5728 MAJOR BOULEVARD, ORLANDO, FLORIDA                     32819
----------------------------------------------    -----------------------------
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
YES   X            NO
    ------            ------

At November 13, 1996, 6,893,378 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes     No  X
                                                               ----   ----

================================================================================

                                     INDEX


                                                                                                Page No.
                                                                                                --------
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

             Consolidated Balance Sheets at September 30, 1996 and
                December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

             Consolidated Statements of Operations for the Three Months and
                Nine Months Ended September 30, 1996 and 1995   . . . . . . . . . . . . . . .      4

             Consolidated Statements of Cash Flows for the
                Nine Months Ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . .      5

             Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . .      6

   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . .     10


PART II - OTHER INFORMATION

   Item 5. - Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

   Item 6. - Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . .     12

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21


                         PART I - FINANCIAL INFORMATION

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                 (in thousands)

                                                       September 30,           December 31,
                                                           1996                    1995
                                                       -------------           ------------
                            ASSETS                     (unaudited)              (audited)
Cash and cash equivalents                                    $   431               $  1,006
Mortgage note receivable                                       2,750                  2,750
Land held for sale or development                              4,986                  5,121
Land under lease                                                 171                    171
Other assets                                                     850                    674
Income taxes receivable                                            7                     -
                                                             -------               --------
                                                             $ 9,196               $  9,722
                                                             =======               ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                                     $    93               $    129
Accrued expenses                                                 596                    658
Income taxes payable                                              -                      78
Convertible mortgage note payable due
  to related party                                             5,064                  5,064
Deferred income taxes                                             26                     26
                                                             -------               --------
                                                               5,779                  5,955
                                                             -------               --------

Stockholders' equity:
  Series A Junior participating preferred stock -
    $1.00 par value; authorized, 80,000 shares,
    none outstanding                                              -                      -
  Common stock - $.01 par value; authorized,
    12,000,000 shares; issued and outstanding,
    6,893,378 shares                                              69                     69
Capital in excess of par value                                 7,822                  7,822
Accumulated deficit                                           (4,474)                (4,124)
                                                             -------               --------

    Total stockholders' equity                                 3,417                  3,767
                                                             -------               --------

                  TOTAL                                      $ 9,196               $  9,722
                                                             =======               ========


See Notes to Consolidated Financial Statements.

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                     (in thousands; except per share data)

                                                      FOR THE THREE                        FOR THE NINE
                                                       MONTHS ENDED:                       MONTHS ENDED:
                                                 ---------------------------         --------------------------
                                                  Sept. 30,        Sept. 30,         Sept. 30,        Sept. 30,
                                                    1996             1995              1996              1995
                                                 -----------      ----------         ---------         --------
Revenues:
   Sales of real estate                             $    411       $  4,800           $    411         $  6,810
   Lease income                                           32             38                 98              115
   Interest and other income                              75            103                220              246
                                                    --------       --------           --------         --------
        Total revenues                                   518          4,941                729            7,171
                                                    --------       --------           --------         --------

Costs and Expenses:
   Cost of real estate sold:
       Improved and unimproved land                      160          1,552                160            2,113
       Commissions & other expenses                       17            357                 17              437
   Selling, general and administrative                   132            245                493              721
   Interest cost                                         136            200                409              802
                                                    --------       --------           --------         --------
        Total costs and expenses                         445          2,354              1,079            4,073
                                                    --------       --------           --------         --------

Income (loss) before provision for income taxes           73          2,587               (350)           3,098
Provision for income taxes                                -              -                  -                -
                                                    --------       --------           --------         --------

   Net income (loss)                                $     73       $  2,587           $   (350)        $  3,098
                                                    ========       ========           ========         ========

Net loss per common share                           $    .02       $    .38           $   (.06)        $    .45
                                                    ========       ========           ========         ========
Average number of
   common and common
   equivalent shares outstanding                       6,893          6,893              6,893            6,893
                                                    ========       ========           ========         ========




See Notes to Consolidated Financial Statements.

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1996 and 1995
                                  (unaudited)

                                 (in thousands)

                                                                                   1996                   1995
                                                                                ----------             ----------
Cash flows from operating activities:
Net (loss) income                                                                $    (350)             $   3,098
                                                                                 ---------              ---------
   Adjustments to reconcile net (loss) income to net
      cash used for operating activities:
      Depreciation and amortization                                                     19                    118
      Net gain on sales of real estate                                                (235)                (4,579)
      Increase in other assets and other receivables                                  (195)                  (254)
      Decrease in income taxes receivable                                               (7)                    -
      Change in deferred income taxes                                                   -                     (45)
      Decrease in income taxes payable                                                 (78)                    -
      Decrease in accounts payable
          and accrued expenses                                                         (97)                  (316)
                                                                                 ---------              ---------
          Total adjustments                                                           (594)                (5,076)
                                                                                 ---------              ---------
          Net cash used for operating activities                                      (943)                (1,978)
                                                                                 ---------              ---------
Cash flows from investing activities:
   Additions to land held for sale or development                                      (25)                   (92)
   Proceeds from the sale of land held for sale
      or development                                                                   394                  5,383
   Purchase of equipment                                                                (1)                    -
                                                                                 ---------              ---------
          Net cash provided by
          investing activities                                                         368                  5,291
                                                                                 ---------              ---------
Cash flows from financing activities:
   Proceeds from mortgage notes payable                                                 -                   1,707
   Principal payments of mortgage
      notes payable                                                                     -                  (4,283)
   Increase in restricted cash                                                          -                    (216)
                                                                                 ---------              ---------
      Net cash used for
           financing activities                                                          0                 (2,792)
                                                                                 ---------              ---------

Net (decrease) increase in cash and cash equivalents                                  (575)                   521
Cash and cash equivalents at beginning
   of period                                                                         1,006                    244
                                                                                 ---------              ---------
Cash and cash equivalents at end of period                                       $     431              $     765
                                                                                 =========              =========

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


Note 2 - Per Share Data

         Per share data is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include shares issuable on the exercise of stock options net of shares assumed to have been purchased from the proceeds. For the three months and nine months ended September 30, 1996 and 1995, common stock equivalents have been excluded from the computation since their effect would be antidilutive.


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

         During February, 1996, the Company signed a contract for approximately $403,000, for approximately 2.31 acres of commercial property located at the northwest corner of the intersection of Conroy Road and Vineland Road in Orlando. The sale closed in September, 1996. The sales price was paid in cash at closing. Approximately $240,000 of the net proceeds was used to repay company debt.

         During August, 1996, the Company signed a contract for approximately $1,050,000, for the sale of approximately 2.5 acres of commercial property located on the west side of Major Boulevard in Orlando. The Buyer made a $40,000 deposit and had a 90 day inspection period to determine if it wished to proceed with the contract. On October 15, 1996, the Company received notice from the Buyer it was cancelling the contract. The deposit was refunded to the Buyer.

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

Note 3 - Land Held for Sale or Development (continued)

         During September, 1996, the Company signed two contracts for the sale of multi-family land in the southwestern sector of Orlando. One contract is for approximately 55 acres gross (17 acres net) in the amount of $1,800,000. The other contract is for approximately 43 acres gross (15 acres net) in the amount of $1,350,000. The Buyer has a 60 day inspection period during which it may cancel one or both of the contracts. The sales are contingent on the Buyer obtaining the necessary permits and approvals from the City of Orlando. If the Buyer proceeds with the contracts, the closings would be anticipated in May, 1997.

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

         On April 12, 1996, the Company received permission from Acceptance to defer the quarterly interest payments due to Acceptance in 1996 in the event the Company's cash flow is insufficient to make such payments, pending the receipt of funds from the sale of additional properties or other sources. All such deferred interest payments must be paid no later than January 2, 1997. The quarterly interest due for the quarter ended September 30, 1996, was $126,000 and has been accrued. During September, 1996 the Company paid Acceptance $240,000 which was applied to the deferred interest due from the first two quarters of 1996. The total accrued unpaid interest as of September 30, 1996 was $137,000.

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

Item 2. -        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         NET LOSS

         The Company recorded net income of $73,000, or $.02 per share for the three months ended September 30, 1996, as compared to net income of $2,587,000, or $.38 per share for the same three month period in 1995. The 1996 net income was due to the fact the Company had a land sale during the period. The 1995 net income for the same period was due to several land sales.

         REVENUES

         Approximately 79% of the Company's revenues for the three months ended September 30, 1996, were generated by a land sale in the amount of $411,000, with the remainder generated from interest on a mortgage note receivable and payments under a ground lease. Substantially all of the revenues for the same three month period of 1995 were generated by several land sales.

         COSTS AND EXPENSES

         For the three months ended September 30, 1996, selling, general and administrative costs were $132,000, as compared to $245,000 during the comparable period of the prior year. The decrease was due primarily to the Company's efforts to keep operating and other costs at a minimum.

         Interest costs for the three months ended September 30, 1996, and 1995, were $136,000 and $200,000, respectively. For the nine months periods ended September 30, 1996 and 1995, such costs were $409,000 and $802,000, respectively. The decreases were due to the reduction of the Company's mortgage notes payable as a result of several land sales that occurred during the third quarter of 1995, a portion of the proceeds of which were used to reduce the Company's mortgage note payable.

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

         On September 30, 1996, the Company was indebted to Acceptance pursuant to a loan restructure arrangement entered into on October 18, 1995, in the amount of $5,064,144, comprised of $747,313 due to Acceptance under the terms of a February 1995 restructuring and $4,316,881 previously owed to Citizens Fidelity Bank and Trust Company, now known as PNC Bank, Kentucky, Inc. ("PNC"), which indebtedness was acquired by Acceptance immediately prior to the restructuring. The aggregate indebtedness of the restructured loan is represented by a single promissory note, due May 1, 1998, unless there is a change in control of the Company prior to such time, in which event the maturity of the loan will be accelerated. The interest rate on the restructured loan is prime plus 1.5%, and interest is payable quarterly in arrears. Subject to the Company's right to prepay the note, the outstanding principal amount of the note (or any portion thereof), plus accrued but unpaid interest, is convertible into common stock of the Company at the option of Acceptance at any time upon 20 days prior notice, based upon a price per share equal to the average closing price of the common stock during the 30-day period immediately preceding the date of Acceptance's notice of its election to convert. The Company's indebtedness to Acceptance is secured by a first mortgage on substantially all of the Company's property, including the certain notes and mortgages payable to the Company from third parties. The accrued interest due on January 1, 1996, was $106,391. This amount was paid on January 17, 1996. See "Note 4 - Related Party Transactions" to Notes to Consolidated Financial Statements. The Company has obtained permission to defer the quarterly interest payments due in 1996 to Acceptance on its $5.1 million mortgage note in the event the Company's cash flow is insufficient to make such payments, pending the receipt of funds from the sale of additional properties or other sources. Accordingly, the Company did not make the $126,000 quarterly interest payments due on April 1, July 1 or October 1, 1996. In September, 1996, the Company made a payment to Acceptance in the amount of $240,000 which was applied to the deferred interest due from the first two quarters of 1996. The balance of the deferred interest as of September 30, 1996, was $137,000. All such deferred interest amounts must be paid no later than January 2, 1997.

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

         The Company's operations are dependent upon its ability to generate sufficient cash flow to meet its obligations and operating costs on a timely basis. Management believes that, with reduced operations and the deferrals previously described, the Company has sufficient capital to allow it to continue to meet its obligations through December 31, 1996. Thereafter, operations will depend upon the Company's ability to obtain additional capital through joint venture arrangements, additional loans, sales of additional securities or additional properties, or some combination of the foregoing. All deferred interest payments due to Acceptance on its $5.1 million loan, which are estimated to be approximately $260,000 as of January 2, 1997, must be paid no later than that date. There can be no assurance that the Company will be able to secure sufficient funds to make such interest payments when due. The loan from Acceptance will be due on May 1, 1998, and there can be no assurance that the Company will be able to secure sufficient funds to repay or refinance this loan.


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

      10.19     Loan Agreement,dated as of March 25, 1992, between the Company and Valassis Enterprises,
                L.P. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

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

      27        Financial Data Schedule (for SEC use only)


--------------
 *  MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.

         (b)     Reports on Form 8-K

                 Report on Form 8-K dated September 23, 1996, announcing the Company signing two contracts for the sale of multi-family land in the southwestern sector of Orlando. One contract is for approximately 55 acres gross (17 acres net) in the amount of $1,800,000. The other contract is for approximately 43 acres gross (15 acres net) in the amount of $1,350,000. The Company also announced that it had signed a $1,050,000 contract for the sale of 2.5 acres of commercial land located at the southwest intersection of Major Boulevard and Orlando-Vineland Road in Orlando. In addition, the Company announced it had sold 2.34 acres of commercial land located at the northwest intersection of Conroy Road and Vineland Road in Orlando for $410,914.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, Major Realty Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       MAJOR REALTY CORPORATION




  November 13, 1996                   By:  /s/ David L. Treadwell
----------------------                    --------------------------------
       Date                                     David L. Treadwell
                                                Chairman and CEO

                                 EXHIBIT INDEX

    Exhibit                                                                                           Sequentially
    Number                                    Exhibit Description                                    Numbered Page
    ------                                    -------------------                                    -------------
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

-------------------

    *  Management contract or compensatory plan or arrangement.