Form 10-K405
period 1996-12-31
MAJOR REALTY CORP
filed 1997-03-31
CIK 61666

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                       For the Fiscal Year Ended December 31, 1996

                                           OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                              Commission File Number 0-1748

                                MAJOR REALTY CORPORATION
                     (Name of Small Business Issuer in Its Charter)


            DELAWARE                                        59-0898509
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

 5728 MAJOR BOULEVARD, ORLANDO, FLORIDA                         32819
(Address of principal executive offices)                      (Zip Code)

        Registrant's Telephone Number, Including Area Code: 407/351-1111

        Securities registered under Section 12(b) of the Exchange Act:

                                     NONE

         Securities registered under Section 12(g) of the Exchange Act:
                    COMMON STOCK, $0.01 PAR VALUE PER SHARE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                       --    --
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for its most recent fiscal year, ended December 31, 1996, were $839,000.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (3,932,237 shares) on March 19, 1997, was $5,161,061. The aggregate market value was computed by reference to the closing price per share on the Nasdaq SmallCap Market on that date.

         The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding as of March 19, 1997, was 6,893,378.



         ITEMS 6, 7 AND 12 ARE OMITTED FROM THIS FORM 10-KSB AND WILL BE FILED BY AMENDMENT.

                            MAJOR REALTY CORPORATION
                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB


Part I                                                                                                                   Page

         Item 1. -         Description of Business...................................................................
         Item 2. -         Description of Property...................................................................
         Item 3. -         Legal Proceedings.........................................................................
         Item 4. -         Submission of Matters to a Vote of Security Holder........................................

Part II

         Item 5. -         Market for Common Equity and Related Stockholder Matters..................................
         Item 6. -         Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.................................................................
         Item 7. -         Financial Statements......................................................................
         Item 8. -         Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure.......................................................

Part III

         Item 9. -         Directors, Executive Officers; Promoters and Control Persons;
                           Compliance with Section 16(a) of the Exchange Act.........................................
         Item 10.-         Executive Compensation....................................................................
         Item 11.-         Security Ownership of Certain Beneficial Owners and Management............................
         Item 12.-         Certain Relationships and Related Transactions............................................

Part IV

         Item 13.-         Exhibits and Reports on Form 8-K..........................................................

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

INTRODUCTION

         Major Realty Corporation (together with its subsidiaries referred to herein as "Major Realty" or the "Company") is a Delaware corporation qualified to do business in the State of Florida. At December 31, 1996, the Company owned approximately 171 gross acres of real property in the City of Orlando, Florida, in an area known as "Florida Center," a 2,700 acre planned community which contains the Universal Studios Florida studio complex and tourist attraction and is located close to downtown Orlando and such attractions as Walt Disney World's Magic Kingdom, Epcot Center and Sea World.

         The Company's properties, the majority of which were acquired prior to 1969, are located in areas where extensive development activity has been occurring, and, for the most part, are believed to provide desirable locations for the development of residential, commercial or tourist attraction projects.

         The Company, historically, has attempted to realize the value in its properties through a combination of land sales, joint ventures, land leases and other transactions. Although the Company continues to pursue such opportunities, the combination of adverse market conditions, equity requirements for development projects and the Company's financial status has made and will continue to make transactions other than land sales difficult to accomplish. Due both to financial need and the ability to achieve value by property sales rather than development activity, the Company's primary source of revenues during the past three fiscal years has been the sale of land.

         In October 1995, the Company announced that its Board of Directors had determined that it was in the best interests of the stockholders to seek a merger partner or otherwise seek a transaction for the sale of the Company. Capital constraints limiting the feasibility of independently developing the Company's existing properties were cited as a primary factor in the Board's decision to seek a merger or sale transaction. Although the Company has had a number of inquiries and discussions and negotiations with potentially interested parties, no merger or other substantial transaction has yet materialized.

         In addition to seeking a merger partner or other sale transaction, the Company continues to evaluate opportunities with respect to related lines of business or properties to create ongoing operating earnings and future increases in shareholder value. Given the limited scope of its current activity and lack of personnel resources, in the event the Company determines to pursue any such acquisitions, significant changes in the Company's plan of operation for the next twelve months, including an increase in the number of employees, will result. See "Item 6. Management's

Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity."

         The Company was incorporated in Delaware in 1959. Its principal executive offices are located at 5728 Major Boulevard, Suite 306, Orlando, Florida 32819, and its telephone number is (407) 351-1111. The Company's common stock is traded on the Nasdaq SmallCap Market.


SALE AND DISPOSITION OF CERTAIN PROPERTY

         During the three year period ended December 31, 1996, the Company sold a number of parcels of real property, as described below. All of the Company's property is secured by a mortgage in favor of its lender which contains partial paydown and release provisions. Accordingly, a portion of the proceeds from each of these land sales was used to retire debt and the remainder was used or available for general operations and working capital purposes.

         In September 1996, the Company signed two contracts for the sale of multi-family land in the southwestern sector of Orlando. One contract was for approximately 55 acres gross (17 acres net) in the amount of $1,800,000. The other contract was for approximately 43 acres gross (15 acres net) in the amount of $1,350,000. The buyer placed a $10,000 deposit on each parcel and had a 60 day inspection period during which it could cancel one or both of the contracts. On November 13, 1996, the Company received notice from the buyer that it was canceling the contracts. The deposits were refunded to the buyer.

         In August 1996, the Company signed a contract for approximately $1,050,000, for the sale of approximately 2.5 acres of commercial property located on the west side of Major Boulevard in Orlando. The buyer made a $40,000 deposit and had a 90 day inspection period to determine if it wished to proceed with the contract. On October 15, 1996, the Company received notice from the buyer that it was canceling the contract. The deposit was refunded to the buyer.

         In February 1996, the Company signed a contract for approximately $403,000, for approximately 2.31 acres of commercial property located at the northwest corner of the intersection of Conroy Road and Vineland Road in Orlando. The sale closed in September 1996. The sales price was paid in cash at closing.

         In September 1995, the Company sold 1.06 acres of vacant commercial land located at the southeast corner of Vineland Road and Major Boulevard, Orlando, to Orlando Foods, Ltd. for the construction of a Wendy's fast food restaurant for $350,000. The sales price was paid in cash at closing.

         In September 1995, the Company sold 1.38 acres of vacant commercial land located at the northwest corner of the intersection of Conroy Road and Vineland Road in Orlando for $750,000 to San Alto Construction for the construction of a 7-11 convenience store. The sales price was paid in cash at closing.

         In September 1995, the Company sold 10.36 acres of vacant commercial land located at the northeast intersection of Interstate 4 and Kirkman Road in Orlando to Cracker Barrel Old Country Store, Inc. ("Cracker Barrel") for $6,280,000. The Company received $2,700,000 cash at closing plus a $3,580,000 non-interest bearing mortgage note which was due in two equal payments, one in April 1996 and the other in April 1997. On March 27, 1996, Cracker Barrel formally notified the Company of its intent to default on the mortgage note and reconvey the property to the Company. Consequently, the Company recorded the sale of only 4.0 acres of land for $2,700,000 in 1995 and included the remaining 6.36 acres of land subject to the sale as "Land held for sale or development" at December 31, 1995.

         In August 1995, the Company sold 12.95 acres of vacant land located at the northeast corner of Cason Cove Road and Mission Road in Orlando for $1,000,000 to National HealthCare, L.P.
The sales price was paid in cash at closing.

         In May 1995, the Company sold 6.12 acres of vacant land at the northwest intersection of Major Boulevard and Vineland Road in Orlando, Florida, to Bara Vineland, Inc. for $2,010,000. The Company received a deposit of $50,000 and an additional $650,000 at closing. The balance of the purchase price, $1,310,000, was represented by a promissory note originally due in May 1996. The note was satisfied at a discount on October 18, 1995 for $1,234,000.

         In February 1994, the Company sold 4.84 acres of commercial land located at the intersection of Kirkman Road and Vineland Road in Orlando, Florida, near the entrance to Universal Studios Florida, to Bara Investments for $3,618,000. The Company received $2,125,000 in cash at closing. The balance of the purchase price was represented by a 30-day $1,493,000 mortgage note, which was satisfied on March 4, 1994.


PROPERTY DESCRIPTIONS

         All of the Company's properties are located in Orlando, Florida, in the area known as Florida Center. The summaries below describing the Company's properties are categorized based upon the location and current zoning or use of the properties.

         The following table sets forth information with respect to the real property in Florida Center owned by the Company as of December 31, 1996:

                                                                 Land Zoning or Use (in acres)
                                                                 -----------------------------

                                                                     Multi-family               Lakes and
                                             Commercial              Residential             Conservation       Total
                                             ----------              -----------             ------------       -----
Held primarily for
development or sale                             38.0                    42.1                     70.2            150.3

Property leased to third
parties*                                        -0-                     20.3                     -0-              20.3
                                  ------------------------------------------------------------------------------------------

                                                38.0                    62.4                     70.2            170.6


*        See "Item 1. Description of Business -- Property Descriptions - 4.
         Turkey Lake/Windhover Area" for a description of the terms of the lease.

         Florida Center is a 2,700 acre planned community located within the city limits of Orlando in the southwest quadrant around the intersection of the Florida Turnpike and Interstate 4. It lies approximately seven miles south of downtown Orlando, seven miles north of the Walt Disney World complex and seven miles west of the Orlando International Airport.

         There has been a significant amount of development on properties owned by others within Florida Center, beginning as early as 1969. Currently, the developed properties within the original 2,700 acres known as Florida Center include hotels and motels, light industrial and office projects, apartment and condominium buildings, restaurants and retail shopping, a championship golf course, and major tourist attractions, including Universal Studios Florida and Wet'n Wild.

         Universal Studios Florida, located in the heart of Florida Center, contains a full scale operating motion picture and television studio and an entertainment-theme park attraction. The facility employs over 3,000 people during peak periods and is designed to accommodate over six million visitors a year. Universal Studios opened in October 1988, and the theme park attraction opened in June 1990.

         1.       CORE AREA COMMERCIAL

         The core area of Florida Center (the "Core Area") is bordered by the Florida Turnpike, Interstate 4 and Kirkman Road, all of which thoroughfares provide easy access to and from the Company's properties in this area. The Core Area is located directly across Kirkman Road from the Kirkman Road entrance to Universal Studios Florida. Existing developments in the Core Area on property owned by others include the Mystery Funhouse, a number of hotels, office buildings and other support facilities. In the Core Area, the Company owns 25 vacant acres in various platted parcels.

         All roads and utilities are in place on the Core Area properties. These properties are zoned to permit high density development of hotels, office buildings, commercial retail and tourist attraction facilities.

         2.       REPUBLIC DRIVE AREA

         In the Republic Drive Area of Florida Center, the Company owns a vacant 7.6 acre parcel platted for commercial use. The Florida Department of Environmental Protection ("DEP") and the U.S. Army Corps of Engineers made a determination that the entire parcel is environmentally sensitive and within its jurisdiction and, accordingly, could not be developed in its present state without offsite mitigation. The Company has obtained permits from the DEP, the U.S. Army Corps of Engineers and the South Florida Water Management District to develop approximately 2.5 acres of the site. In accordance with the requirements of the permits for off-site mitigation, the Company acquired approximately 27 acres of off-site wetlands in February 1995, which will be deeded to an appropriate governmental agency.

         The Republic Drive area is located approximately two miles north of the 1,500,000 square foot Orange County Convention Center, Sea World Orlando and the Harcourt Brace Jovanovich, Inc. corporate complex. Already developed by others in this area are a large number of hotels and motels, restaurants, retail and gift shops, tourist attractions, banks and other service facilities. Also in this area, close to the Company's property, are a Martin-Marietta facility and several office/warehouse facilities.

         3.       THE LAKES AND CYPRESS CREEK AREA

         The Company owns two tracts of vacant land in the Lakes and Cypress Creek area north of the Florida Turnpike and west of Interstate 4.

         The first tract of land, referred to as the "Lakes" property, currently contains 35.6 acres, which acreage is platted into a 10.5 acre commercial lot and 25.1 acres for multi-family residential use. An additional
95.2 acres represent existing conservation and lake areas. All roads and utilities are in place.

         The second tract contains 55.4 acres, approximately 17.0 of which may be developed, and lies between Cypress Creek Golf Course, a championship golf course, and Florida's Turnpike and is near a number of condominium and apartment complexes.

         4.       TURKEY LAKE/WINDHOVER AREA

         The Company owns 20.3 acres within the Turkey Lake/Windhover area, which is located west of Kirkman Road and south of the Florida Turnpike. The land is leased, pursuant to a ground lease (the "Ground Lease") entered into in June 1983, to the Kirkman-Oxford Associates Limited Partnership ("Kirkman-Oxford"), which has developed on the property a 272-unit apartment complex known as West Winds.

         The Ground Lease had an initial lease term of 12 years, and, thereafter, the Ground Lease is automatically renewed for successive six month periods, unless the lessee gives a 30-day notice of termination to the Company. The maximum lease term, including all extensions, may not extend beyond June 2003. The base rent payable under the Ground Lease is $130,560 per year.

         If the apartment complex is sold by the lessee, the Company is required by the terms of the Ground Lease to sell the property subject to the ground lease for a price which provides (i) a guaranteed minimum payment of approximately $1 million, and (ii) a 9% equity participation in the amount by which the proceeds from the sale exceeds approximately $12 million. The lessee also has an option to purchase the property from the Company at any time at a price to be negotiated based upon independent real estate appraisals.

         The Company's fee interest in the property that is the subject of the Ground Lease is subordinated to a mortgage with an original principal amount of $7,700,000 in favor of Cardinal Federal Savings Bank.


ENVIRONMENTAL AND OTHER REGULATION

         All real estate development in Florida is subject to extensive governmental regulation, with increasing emphasis on regulation relating to environmental considerations. It is likely that increasingly stringent requirements will be imposed on real estate developers in the future. The costs of such increased environmental regulation may materially add to the cost of the Company's operations. However, such additional costs, if any, should not apply more stringently to the Company's properties and operations than to the properties and operations of others engaged in similar activities in the areas in which properties of the Company are located. To the best of management's knowledge, the Company has complied with all governmental and environmental regulations material to its business.

         In 1985, the State of Florida enacted the Growth Management Act which requires that all local governments adopt regulations to ensure that public facilities are available to serve new development when that development occurs. Roadway capacity is normally the most critical element of the Growth Management Plan. The City of Orlando Growth Management Plan and

Concurrency Management System became effective on January 1, 1992. The Company negotiated a settlement agreement with the City of Orlando on April 15, 1993, resolving certain disputed issues regarding the Company's vested rights and providing for the allocation of a specified transportation capacity to the Company. Management believes that, under the terms of the settlement agreement, the Company, or any purchaser of any of the Company's Florida Center properties, will have the right to develop such properties, generally without concern for roadway capacity.


EMPLOYEES AND ADVISORS

         The Company's management is provided by David L. Treadwell, Chairman of the Board and Chief Executive Officer, pursuant to an employee lease agreement with Heritage Network, Incorporated, Mr. Treadwell's employer. See "Item 10. Executive Compensation."

         Gary E. Jahraus served as Vice President of the Company until April 1, 1994, at which time he entered into a one year agreement for the performance of consulting services to the Company. Under the consulting agreement, Mr. Jahraus is paid a monthly fee of $5,000 and will earn a success fee of .5% with respect to transactions consummated during the term of the consulting agreement and transactions contracted for which are closed within a specified period of time after termination of the consulting agreement with a minimum success fee of $5,000 per transaction. Mr. Jahraus has the use of the Company's offices but pays for expenses directly related to his outside business activities. The consulting services agreement with Mr. Jahraus has been renewed through December 31, 1997.

         The Company has two additional employees.


COMPETITION

         The real estate operations of the Company, including the value of its real estate holdings, may be affected by many factors over which the Company has limited control, among them, changes in general and local economic conditions, interest rate levels, availability and terms of financing, changes in tax laws and fluctuations in development and operating costs. The Company conducts its real estate operations in the active and highly competitive Florida real estate market, where it competes with many other owners of commercial property suitable for development in seeking to attract investors for real estate investment and development opportunities. This competition is primarily based on property location and permitted uses.

         The development and construction of properties are subject to various risks, including, among others, the continued availability of suitable undeveloped land at reasonable prices, adverse local and national real estate market conditions, changing environmental and other governmental regulations, the level of real estate taxes, the cost of materials and labor, and the availability of construction and long-term financing.

         The development of real estate is subject to extensive governmental regulations, including those relating to zoning, environmental, water, sewage and other similar matters. Such governmental regulations should not have a materially different impact on the properties or operations of the Company than on those of its competitors. Real estate business operations are subject to competition from similar types of properties operated or located in the general vicinity.


ITEM 2.           DESCRIPTION OF PROPERTY.

         Information with respect to the properties of the Company is set forth under "Item 1. Description of Business - Property Descriptions."

         All of the Company's properties, the majority of which were acquired prior to 1969, are located in Orlando, Florida. The Company believes that they provide desirable locations for the development of residential, commercial or tourist attraction projects; however, development has been slowed in recent years due to the lack of availability of construction and long-term financing, increasing environmental and other government regulation, and generally poor real estate market and general economic conditions. See "Item 1. Description of Business - Environmental and Other Regulation" and "- Competition."

         All of the Company's real property is encumbered by a mortgage to Acceptance Insurance Companies Inc., the Company's largest shareholder. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity" and "Item 12. Certain Relationships and Related Transactions."

         The Company historically has not invested in real estate mortgages or securities or other interests in entities primarily engaged in real estate activities and does not anticipate doing so in the future. There are no specific present plans for the construction of improvements on any unimproved property which the Company now holds, although the Company continues to move forward to obtain various approvals and determinations from the applicable regulatory agencies and governmental bodies which are necessary to develop the Company's properties. Unless the Company is able to implement one or more transactions which will permit it to pursue a more diversified business plan, it is unlikely to acquire new real estate assets in the near future.

         The Company maintains general liability insurance policies and, in the opinion of management, such insurance coverage is adequate to protect the Company and its properties.

         For 1996, the Company's real estate taxes for its properties were approximately $250,000.

ITEM 3.           LEGAL PROCEEDINGS.

         In the normal course of business, the Company, its subsidiaries and the joint ventures in which the Company and its subsidiaries have or have had an interest are involved in certain litigation. In the opinion of management, with the possible exception of the matters described below, there are no pending material legal proceedings to which the Company, its subsidiaries or the joint ventures in which the Company and its subsidiaries have an interest, are a party, or to which any of their respective properties are subject.

         The Townes of Southgate, Inc. v. Major Development Company, Major Realty Corporation, Townes of Southgate Joint Venture, et. al., Case No. CI 88-8502, Circuit Court for Orange County, Florida. In February 1989, Major Development Company ("MDC"), a wholly-owned, now dissolved, subsidiary of the Company, was sued in a multi-count complaint brought by the plaintiff condominium association, alleging numerous construction defects with respect to The Townes of Southgate condominium project developed by MDC. The complaint subsequently was amended, alleging breach of implied warranties, negligence, violation of the Florida Consumer Act and violation of the Florida Building Code Act by MDC with respect to the construction of the project, and naming the Company and the individual members of MDC's last board of directors as defendants. The plaintiff sought damages in excess of $1.5 million, together with interest, costs, and attorneys' fees and demanded a jury trial. MDC and the Company answered the complaint, denying liability, and also filed third party complaints for indemnification and/or contribution against the architectural and site engineering firms employed by MDC (the "third party defendants"). A court-ordered mediation in August 1994, was unsuccessful in resolving the disputes among the condominium association, MDC, the Company, the architects and the engineers. During October 1995, the Company settled the litigation by agreeing, without acknowledging any liability, to make installment payments totalling $596,000 to the plaintiff. The Company previously had accrued reserves for a substantial portion of the settlement amount, and in March 1996, entered into a settlement stipulation with the third party defendants to recover additional sums. Under the settlement stipulation, the third party defendants jointly and severally agreed to pay $100,000 to the Company, which will be reduced to $77,500, provided that amount is paid to the Company in accordance with a stipulated 12 month payment plan. On March 18, 1997, the Company signed a Termination Acknowledgement which is being held by the Company's attorney until the final payment from the third party defendant clears the Company's bank.

         Florida Department of Revenue/The Prudential Insurance Company of America. In connection with its routine audit of documents recorded relating to an agreement to extend a mortgage from The Prudential Insurance Company of America ("Prudential") in 1992, the Florida Department of Revenue (the "Department") issued an assessment for unpaid intangible and documentary stamp taxes in February 1994. The amount assessed for documentary stamp tax was $119,640 plus interest and penalties, and the amount assessed for intangible tax was $12,774 plus interest and penalties, for a total amount due of $197,172 through April 24, 1994. Prudential, over objection from the Company, paid the Department $43,562 in April 1994, and unsuccessfully sought to get the Department to withdraw its assessment of the balance.

         Prudential, based on provisions of the loan documents with the Company, has demanded that the Company indemnify it and hold it harmless for any taxes paid or owing. While reserving its rights to contest Prudential's claim for indemnification, the Company formally requested a hearing before the Department and informally sought to resolve the matter through negotiation with representatives of the Department. The Department ultimately agreed to reduce its claim by an aggregate amount of $149,004, and in July, 1995, in a closing agreement accepted the payments previously made, plus additional interest in the amount of $668. Prudential, through its counsel, has reserved its right to seek indemnification from the Company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Stockholders of the Company was held on November 17, 1996. At the meeting, the following actions were taken by the stockholders:

         1. Jay A. Bielfield, Geoffrey A. Button, Kenneth C. Coon, Michael R. McCarthy and David L. Treadwell were elected as Directors to serve until the Annual Meeting in 1997, and until their successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and against each were as follows:

                                                        FOR                    AGAINST
                                                        ---                    -------
Jay A. Bielfield                                     6,059,495                   22,546
Geoffrey A. Button                                   5,614,075                  467,966
Kenneth C. Coon                                      6,060,495                   21,546
Michael R. McCarthy                                  6,060,495                   21,546
David L. Treadwell                                   6,060,495                   21,546

(Mr. Button resigned as a Director on January 10, 1997.)

         2. The appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for the year 1996 was ratified and approved. The voting on the proposal was as follows:

                  FOR                                6,076,065
                  AGAINST                                3,503
                  ABSTAIN                                2,473


                                                        PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         The Company's common stock is traded on the Nasdaq SmallCap Market under the symbol MAJR.

         The high and low closing prices for the Company's stock as reported by Nasdaq for the periods indicated and the approximate number of shareholders are presented below:

                                      For the Year Ended December 31,
                                       1995                                1996
                                       ----                                ----
                           High               Low                High             Low
1st Quarter                2                 1-13/16             2-3/8             1-7/8
2nd Quarter                2-1/8             1-13/16             2-1/8             1-11/16
3rd Quarter                2-1/4             1-13/16             2-3/16            1-9/16
4th Quarter                2-1/2             1-11/16             2                 1-7/16

Approximate Number of
Shareholders                        2,445                             2,366



No dividends were paid during the years ended December 31, 1996 or 1995. The Company's credit facility with Acceptance Insurance Companies Inc. contains a covenant which expressly prohibits the payment of dividends.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors

         The following table sets forth information regarding the Company's Board of Directors.


                                                                    Position with Company, Principal
             Name                   Age                            Occupation and Other Directorships
             ----                   ---                            ----------------------------------
Jay A. Bielfield                     51       Mr. Bielfield has served as a Director since September 1992.
                                              Mr. Bielfield is an employee and a member of the board of
                                              directors of Little Caesar Enterprises, Inc.  He also is a director of Detroit Tigers, Inc. and Acceptance Insurance
                                              Companies Inc.  Mr. Bielfield is an Alternate Governor of the
                                              National Hockey League on behalf of the Detroit Red Wings,
                                              Inc.

Kenneth C. Coon                      46       Mr. Coon has served as a Director since July 1993.  He has been chairman, president, chief executive officer and a
                                              director of Acceptance Insurance Companies Inc., a 33.1%
                                              owner of the Company, since December 1992, and served as
                                              interim chief executive officer of Acceptance prior to that time, beginning in February 1992.  He has been president and a director of Acceptance's insurance subsidiaries since their formation or acquisition.


                                                                    Position with Company, Principal
             Name                   Age                            Occupation and Other Directorships
             ----                   ---                            ----------------------------------
Michael R. McCarthy                  45       Mr. McCarthy has served as a Director since July 1993.  He has been chairman and a director of McCarthy & Co., a firm engaged in the investment banking business in Omaha,
                                              Nebraska, since it was organized in 1986.  He is also a
                                              director and chairman of McCarthy Group, Inc., which is the parent of McCarthy & Co. and a director of Acceptance
                                              Insurance Companies Inc.

David L. Treadwell                   42       Mr. Treadwell has served as Chairman, Chief Executive
                                              Officer and a Director since March 1992.  He has served as president of Heritage Network, Incorporated, which provides management services for publishing, residential home building and other investment related businesses since January 1991.
                                              Since 1986, Mr. Treadwell also has served as president of
                                              Heritage Development Company, a real estate portfolio
                                              management and development company.  Mr. Treadwell is a
                                              member of the community board of Old Kent Bank-Southeast,
                                              Trenton, Michigan, and a director of Acceptance Insurance
                                              Companies Inc.


         No family relationships exist between any of the Company's Directors.

Executive Officers

         The following table sets forth information regarding the Company's sole executive officer, who was appointed by the Board of Directors and serves at the pleasure of the Board.


                                                                       Position with Company, Principal
                 Name                       Age                       Occupation and Other Directorships
                 ----                       ---                       ----------------------------------
David L. Treadwell                           42                Chairman of the Board, Director and Chief
                                                               Executive Officer.  See "Directors" above
                                                               for biographical information.


Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors, officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. To the Company's knowledge, based solely upon a review of the forms and certificates filed with the Company by such persons, all persons who were Directors, executive officers or holders of more than 10% of the Company's Common Stock complied with such
Section 16(a) filing requirements during fiscal year 1996.


ITEM 10.          EXECUTIVE COMPENSATION.

         David L. Treadwell, Chairman of the Board of Directors, serves as the Company's Chief Executive Officer pursuant to an Employee Lease Agreement (the "Agreement") with Mr. Treadwell's primary employer, Heritage Network, Incorporated ("Heritage"). The Agreement, which commenced on March 27, 1992, requires Mr. Treadwell to devote such time to his duties as Chief Executive Officer as he and the Board of Directors determine to be necessary.

         Under the original Agreement, the Company paid Heritage at an annual rate of $100,000 per year for Mr. Treadwell's services as Chief Executive Officer of the Company. Heritage is responsible for all of Mr. Treadwell's salary and bonus, if any, all administrative employment matters, such as the payment of all federal, state and local employment taxes and providing workers' compensation coverage, and all non-obligatory fringe benefit programs, such as health insurance, holidays and vacation. The Company pays Mr. Treadwell's reasonable travel expenses, including transportation to and from his home city of Southgate, Michigan.

         The Agreement commenced on March 27, 1992, for an initial one year term through March 30, 1993, with automatic successive one month extensions. Either party may terminate the Agreement at any time, with or without cause, upon 30 days' notice. The Agreement will automatically terminate in the event that Treadwell ceases to be employed by Heritage or he ceases to serve as Chief Executive Officer of the Company, either voluntarily, due to his illness, incapacity or death, or his removal as Chief Executive Officer by the Board of Directors of the Company.

         To assist the Company's cash flow, Heritage proposed in April 1994, that $75,000 of the $100,000 annual fee due under the Agreement for 1994 be deferred pending the closing of future property sales or other transactions. The Agreement was modified by Amendment No. 1 dated as of April 1, 1994, to extend the term through December 31, 1994, and defer payment of seventy-five percent (75%) of each monthly installment, without interest, for the period April 1 through December 31, 1994, until the earlier of (a) such time as the Company received cash from a property sale or other real estate transaction and the Compensation and Options Committee determined that the Company has sufficient cash flow to permit payment of such accrued fee, or (b) December 31, 1994.

         Amendment No. 2 to the Agreement, dated as of January 1, 1995, extended the original term of the Agreement through March 31, 1995. Under the amendment, beginning on December 31, 1994, interest on all deferred amounts accrued at the rate of twelve percent (12%) per annum. Amendment No. 3 to the Agreement, dated as of April 1, 1995, extended the term of the Agreement through March 31, 1996. Under a fourth amendment to the Agreement effective April 1, 1996, the fee to Heritage was reduced to $25,000 per annum, payable monthly. The Company is also required to pay a success fee of .5% with respect to transactions consummated during the term of the Agreement and for transactions contracted for which are closed within a specified period of time after termination of the Agreement, up to a maximum success fee of $75,000. The renewal extended the term of the Agreement until March 31, 1997, and the fifth amendment executed in March 1997 extended the term of the Agreement until December 31, 1997.

         During 1996, the Company paid Heritage $25,000 and accrued an additional $18,800. During 1995, the Company paid Heritage $25,000 and accrued $75,000 under the deferral agreement. On February 13, 1996, Major paid Heritage $142,000, which included the deferred payment due as of December 31, 1995, in the amount of $131,000 and interest accrued in the amount of $11,000 as of the same date. During 1994, the Company paid Heritage $44,000.

         As part of the original Agreement, Mr. Treadwell was granted the right to purchase from the Company 100,000 shares of the common stock of the Company, par value $0.01 per share, for $2.7679 per share. Options to purchase 50,000 shares vested on March 27, 1993, and options to purchase the remaining 50,000 shares vested on March 27, 1994. These options terminate upon Mr. Treadwell's resignation as Chief Executive Officer of the Company or upon termination of the Agreement. Mr. Treadwell has 10 days following termination of the Agreement to exercise the options granted to him. On June 14, 1994, Mr. Treadwell was granted options to purchase an additional 100,000 shares of the Company's common stock for $2.00 per share. These options expired unexercised on June 30, 1995.

         The following table is a summary of the compensation paid by the Company to Mr. Treadwell for 1996, 1995 and 1994.

=========================================================================================================================
                                                  SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------
                                                                                                             Long Term
                                                                     Annual Compensation                   Compensation
-------------------------------------------------------------------------------------------------------------------------
                                                                                                              Awards
-------------------------------------------------------------------------------------------------------------------------
Name and Principal Position                       Year         Salary ($)            Bonus($)               Options (#)
-------------------------------------------------------------------------------------------------------------------------
David L. Treadwell                                1996      43,800(1)
Chairman of the Board and Chief                   1995     100,000(1)
Executive Officer                                 1994     100,000(1)                                   100,000(2)
=========================================================================================================================

(1) This amount was paid or has been accrued to Heritage Network, Incorporated, for Mr. Treadwell's services as Chief Executive Officer pursuant to an Employee Lease Agreement, which provides for Mr. Treadwell's services to the Company.
(2) Options to purchase 100,000 shares were granted on June 14, 1994. These options expired unexercised on June 30, 1995.

         The following table details aggregated stock option exercises in 1996 and stock option values as of December 31, 1996, for unexercised stock options held by the Company's executive officers:

================================================================================================================================
                                           AGGREGATED STOCK OPTION EXERCISES IN 1996
                                        AND STOCK OPTION VALUES AS OF DECEMBER 31, 1996
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Value of
                                                                                       Number of            Unexercised in-
                                                                                      Unexercised              the-Money
                                                                                        Options                 Options
                                                                                       at FY-End               at FY-End
                                  Shares Acquired           Value Realized         (#) Exercisable/        ($) Exercisable/
            Name                  on Exercise (#)                ($)                 Unexercisable           Unexercisable
--------------------------------------------------------------------------------------------------------------------------------
David L. Treadwell                       0                       N/A                  100,000/-0-               N/A (1)
================================================================================================================================

(1) At fiscal year end, December 31, 1996, the closing price of the Common Stock was $1.50 per share, based on the closing sale price on the Nasdaq SmallCap Market, which price was less than the exercise price of the stock options.

DIRECTORS' COMPENSATION

         Directors who are not employees of the Company are paid $2,500 for each meeting of the Board of Directors attended in person and $500 for each committee meeting attended in person, except that no separate compensation is paid for attendance at a committee meeting held on the same day as, or within one day of, a Board of Directors' meeting. Reasonable out-of-pocket expenses related to the Directors' attendance at all meetings or incurred in connection with their duties as a Director or committee member are also reimbursed by the Company.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The following table provides information as of March 1, 1997, unless otherwise indicated, with respect to beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than 5% of its outstanding common stock.

                                                                 Amount and Nature of
        Name and Address of Beneficial Owner                     Beneficial Ownership               Percent of Class
        ------------------------------------                     --------------------               ----------------
Acceptance Insurance                                                 2,280,500(1)                         33.1%
Companies Inc.
Suite 600 North
222 South 15th Street
Omaha, NE  68102

FMR Corp.                                                              680,000(2)                          9.87%
82 Devonshire Street
Boston, MA  02109

George F. Valassis                                                     671,641(3)                          9.7%
2000 North Woodward
Suite 200
Bloomfield Hills, MI  48304

Allied Domecq Pension Funds                                            445,370(4)                          6.46%
Wyndham Court
Pritchard Street
Bristol, England BS2 8RH



(1) According to Amendment No. 24 to Schedule 13D dated March 8, 1993, filed by Acceptance Insurance Companies Inc. ("Acceptance") and Acceptance Insurance Company ("AIC"), a wholly-owned subsidiary of Acceptance, amending a Schedule 13D previously filed by Samelson Real Estate Partners, Inc. and Acceptance Insurance Holdings, Inc., AIC is shown as beneficially owning 2,280,500 shares of the Common Stock.

(2) According to Amendment No. 8 to Schedule 13G dated February 14, 1996, filed by FMR Corp. Edward C. Johnson 3d, and Abigail P. Johnson, Fidelity Management & Research Company, and Fidelity Capital Appreciation Fund. FMR Corp. has sole dispositive power with respect to 680,000 shares through its wholly-owned subsidiary, Fidelity Management and Research Company, which acts as an investment adviser to various investment companies that beneficially own the shares of Common Stock. The power to vote or direct the voting of the 680,000 shares owned by the investment companies lies with the Boards of Trustees of the investment companies, each of which also has sole dispositive power with respect to the shares owned by it. One investment company, Fidelity Capital Appreciation Fund, owns 680,000 shares, or 9.87% of the outstanding shares of common stock. Mr. Johnson is Chairman of the Board and a controlling person of FMR Corp., and, according to the Schedule 13G, has sole dispositive power with respect to 680,000 shares.

(3) According to Amendment No. 2 to Schedule 13D dated April 12, 1990, filed by George F. Valassis.

(4) According to the Schedule 13D dated November 5, 1993, filed by Tamanda II Corporation ("Tamanda"), Denmark Street (Bristol) Pension Trust Limited ("Denmark Street") and Allied-Lyons Pension Funds, consisting of Allied-Lyons Pension Fund and Allied-Lyons Executives Pension Fund (the "Pension Funds"). Tamanda, a wholly-owned subsidiary of Denmark Street, is the record owner of all of the shares of Common Stock. The Pension Funds, through their subsidiaries, own all of the capital stock of Denmark Street and, accordingly, the Pension Funds may be deemed to be the controlling persons of Tamanda and Denmark Street. Each of Tamanda, Denmark Street and the Pension Funds have shared power to vote or direct the vote of and to dispose or direct the disposition of all of the shares of Common Stock. (The Allied-Lyons funds are now known as the Allied Domecq funds.)

         The following table provides information as of March 1, 1997, unless otherwise indicated, with respect to the beneficial ownership of the Company's Common Stock by (i) each Director of the Company individually, (ii) the Company's sole executive officer, (iii) all Directors and executive officers of the Company as a group.


                   Name and Address                        Amount and Nature of                         Percentage
                  of Beneficial Owner                    Beneficial Ownership (1)                        of Class
                  -------------------                    ------------------------                        --------
Jay A. Bielfield (2)(3)                                            2,400                                     *
Little Caesar
  International, Inc.
2211 Woodward Avenue
Detroit, MI  48201-3400

Kenneth C. Coon (4)                                                1,000                                     *
Acceptance Insurance
  Companies Inc.
Suite 600 North
222 South 15th Street
Omaha, NE  68102

Michael R. McCarthy (3)(5)                                         5,500                                     *
McCarthy & Co.
1125 South 103rd Street
Suite 450
Omaha, NE  68124

                   Name and Address                        Amount and Nature of           Percentage
                  of Beneficial Owner                    Beneficial Ownership (1)          of Class
                  -------------------                    ------------------------          --------
David L. Treadwell (3)(6)                                      100,000                        1.4
Heritage Network
One Heritage Place
Suite 400
Southgate, MI  48195

All Directors and Officers                                     108,900                        1.6
as a Group (4 Persons)
----------------------------------------------------------------------------------------------------

 *       Less than one percent.

(1) This column sets forth shares of common stock which are deemed to be "beneficially owned" by the persons named in the table under Rule 13d-3 of the Securities and Exchange Commission. Each of the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them except as otherwise described in the following footnotes.

(2)      Includes 2,400 shares held in an individual retirement account.

(3) Does not include 2,280,500 shares held by Acceptance Insurance Companies Inc. ("Acceptance"), representing approximately 33% of the outstanding shares, beneficial ownership of which is disclaimed. Although beneficial ownership of the shares owned by Acceptance is disclaimed, as a director of Acceptance, he may be deemed to share voting and investment power with respect to such shares of common stock with Acceptance.

(4) Does not include 2,280,500 shares held by Acceptance Insurance Companies Inc. ("Acceptance"), representing approximately 33% of the outstanding shares. Mr. Coon is Chairman, President, Chief Executive Officer and a Director of Acceptance. Although Mr. Coon disclaims beneficial ownership of the shares owned by Acceptance, as Chairman, President, Chief Executive Officer and a Director of Acceptance, he may be deemed to share voting and investment power with respect to such shares of common stock with Acceptance.

(5) McCarthy & Co. d/b/a LongView Capital Management, a registered investment advisor, shares authority to vote and to sell 5,500 shares of common stock, which securities are held in a discretionary investment managed account at First National Bank of Omaha f/b/o James
         P. Wands.

(6)      Represents presently exercisable options to purchase 100,000 shares.