Form 10-K405/A
period 1996-12-31
MAJOR REALTY CORP
filed 1997-04-15
CIK 61666

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                (Amendment No. 1)
                       For the Fiscal Year Ended December 31, 1996

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

                            MAJOR REALTY CORPORATION
                          INDEX TO AMENDMENT NO. 1 TO
                                 ANNUAL REPORT
                                ON FORM 10-KSB/A


Part II
         Item 6. -         Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.................................................................    3
         Item 7. -         Financial Statements......................................................................    7

Part III
         Item 12.-         Certain Relationships and Related Transactions............................................   25

Part IV

         Item 13.-         Exhibits and Reports on Form 8-K..........................................................   27

         Major Realty Corporation (together with its subsidiaries referred to herein as the "Company") is amending its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, to provide Items 6, 7, 12, 13 and Exhibits
10.46 through 10.49. The complete text of such items and exhibits is set forth below.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         NET INCOME

         The Company recorded a net loss of $579,000 in 1996, as related to a net income of $2,664,000 in 1995. The loss in 1996 was due primarily to the fact that the Company was able to sell only one parcel of land in 1996 for approximately $411,000. The income in 1995 was due to sales of property for a total of $6,810,000 which had an aggregate cost basis of $2,678,000. See Note 2 to Consolidated Financial Statements detailing land sales in 1996 and 1995.

         REVENUES

         The Company's revenues in 1996 were derived from land sales, interest income from a mortgage note receivable and payments under a ground lease. The Company's revenues in 1995 were generated primarily by land sales. See "Item 1. Sale and Disposition of Certain Property" and Note 2 to Consolidated Financial Statements.

         COSTS AND EXPENSES

         The cost of real estate sold in 1996 was $198,000, as compared to $2,678,000 in 1995, reflecting the difference in acquisition cost of the various parcels sold and the greater amount of property sold in 1995.

         Selling, general and administrative costs in 1996 were $674,000 as compared to $902,000 in 1995. The reduction in selling, general and administrative costs primarily was attributed to a decrease in legal expenses, a reduction in employee lease expenses and the generally reduced scope of the Company's operations.

         Interest cost for 1996 was $546,000, a decrease of $465,000 as compared to interest cost of $1,011,000 for 1995. The decrease was due to the decreased principal balance of the Company's outstanding debt to Acceptance Insurance Companies Inc. and a decrease in the interest rate on such debt. See "Financial Condition and Liquidity" below.

         The Company did not capitalize interest in 1996 or 1995. The Company continues to pursue development opportunities within the context of the economic realities of the development business and the Company's debt structure, but will continue to expense interest cost until such time as realistic opportunities to develop particular properties exist.

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

         At December 31, 1996, the Company was indebted to Acceptance pursuant to a loan restructure arrangement entered into on October 18, 1995, in the principal amount of $5,064,144, comprised of $747,313 due to Acceptance under the terms of a February 1995 restructuring and $4,316,881 previously owed to Citizens Fidelity Bank and Trust Company, now known as PNC Bank, Kentucky, Inc. ("PNC"), which indebtedness was acquired by Acceptance immediately prior to the restructuring. The aggregate indebtedness of the restructured loan was represented by a single promissory note, due May 1, 1998, unless there was a change in control of the Company prior to such time, in which event the maturity of the loan would be accelerated. The interest rate on the restructured loan was prime plus 1.5% with interest payable quarterly in arrears. In
January 1996, the Company made a payment of $106,000 for interest relating to the fourth quarter of 1995. The Company obtained permission to defer the remaining quarterly interest payments due in 1996 and 1997 to Acceptance on its $5.1 million mortgage note in the event the Company's cash flow was insufficient to make such payments, pending the receipt of funds from the sale of additional properties or other sources. Accordingly, the Company did not make the $126,000 quarterly interest payments due on April 1, July 1, and October 1, 1996, and January 1 and April 1, 1997. In September 1996, the
Company made a payment to Acceptance in the amount of $240,000 which was applied to the deferred interest due from the first two quarters of 1996. The balance of the deferred interest as of December 31, 1996, was approximately $263,000.

         The Company's obligation to pay the foregoing amount, as well as additional interest of $123,614 accrued from January 1 through March 31, 1997, was restructured in April 1997, and such aggregate accrued interest and the $5.1 million principal amount due to Acceptance have been consolidated into a new promissory note due May 1, 1998, unless there is a change in control of the Company prior to such time, in which event the maturity of the loan will be accelerated. The interest rate on the restructured loan is prime plus 2.5%, with interest accruing and added to principal on a quarterly basis in arrears. Subject to the Company's right to prepay the note, the outstanding principal amount of the note (or any portion thereof), plus accrued but unpaid interest, is convertible into common stock of the Company at the option of Acceptance at any time upon 20 days prior notice, based upon a price per share equal to the average closing price of the common stock during the 30-day period immediately preceding the date of Acceptance's notice of its election to convert. The Company's indebtedness to Acceptance is secured by a first mortgage on substantially all of the Company's property, including the certain notes and mortgages payable to the Company from third parties.

         In April 1997, Acceptance provided the Company a $500,000 line of credit. Under this revolving credit facility, the Company may borrow and reborrow up to $500,000. All borrowings are due May 1, 1998, unless there is a change in control of the Company prior to such time, in which event the maturity of the loan will be accelerated. The interest rate on the line of credit is prime plus 2.5%, with interest accruing and added to principal on a monthly basis in arrears. The Company is required to pay a fee to Acceptance on December 31, 1997, and on the maturity date of the note, equal to 0.5% of the average unused portion of the line of credit during each period. The Company paid Acceptance a fee of $15,000 in connection with the restructuring of the $5.1 million mortgage loan and the establishment of the line of credit.

         Under an amendment to the employee lease agreement with Heritage Network, Incorporated ("Heritage"), effective April 1, 1996, pursuant to which David L. Treadwell provides services to the Company as its Chairman of the Board and Chief Executive Officer, the fee to Heritage was reduced to $25,000 per annum, payable monthly, plus a success fee of .5% with respect to transactions consummated during the term of the Agreement and transactions contracted for which are closed within a specified period of time after termination of the Agreement. The renewal extended the term of the Agreement until March 31, 1997, and an amendment executed in March 1997 extends the term of the Agreement until December 31, 1997. See "Note 10 - Related Party Transactions" to Notes to Consolidated Financial Statements.

         The Company's operations are dependent upon its ability to generate sufficient cash flow to meet its obligations and operating costs on a timely basis. Management believes that, with reduced operations and the deferrals previously described, the Company has sufficient capital to allow it to continue to meet its obligations through December 31, 1997. Thereafter, operations will depend upon the Company's ability to obtain additional capital through joint venture arrangements, additional loans, sales of additional securities or additional properties, or some combination of the foregoing. There can be no assurance that the Company will be successful in any of such endeavors.

         In October 1995, the Company announced that its Board of Directors had determined that it was in the best interests of the shareholders to seek a merger partner or otherwise seek a transaction for the sale of the Company. David L. Treadwell, Chairman of the Company, cited capital constraints limiting the feasibility of independently developing the Company's existing properties as a primary factor in the Board's decision to seek a merger or sale transaction. Although the Company has had a number of inquiries and has held, and continues to hold, discussions with potentially interested parties, no agreement relating to a merger or other substantial transaction has yet been reached.

IMPACT OF INFLATION AND CHANGING PRICES

         The Company's revenues can be affected by inflation in a number of ways. To the extent that general inflation in the economy has the effect of increasing the general level of interest rates, the Company's revenues could be adversely affected, inasmuch as prospective purchasers of land held for sale by the Company may be unable to secure suitable financing for their purchases. Also, higher interest rates could affect the ability of the Company to secure suitable financing for development projects. Conversely, inflation which results in higher real estate values could serve to enhance the Company's revenues resulting from sales of property.

         Inflation had no material effect on the results of operations in 1996 and 1995.


OTHER

Income Taxes

         At December 31, 1996, the Company had net operating loss carryforwards of approximately $5,746,000 million for income tax purposes that expire through 2007, and investment tax credit carryforwards of $172,000 that expire through 2000. Additionally, the Company had alternative minimum tax credits at December 31, 1996 of $824,000. These amounts are subject to annual limitations pursuant to provisions of the Internal Revenue Code relating to cumulative changes in ownership. For financial reporting purposes a valuation allowance has been recognized to offset the portion of the deferred tax assets related to those carryforwards which are dependent upon future events primarily related to the sale or development of land. See Note 7 to the Consolidated Financial Statements included under Item 7 - Financial Statements.

ITEM 7.           FINANCIAL STATEMENTS.

         The Company's Financial Statements included herein, at December 31, 1996 and 1995 and for the years ended December 31, 1996 and 1995, consist of the following:


   Report of Independent Accountants...................................................................    8
   Consolidated Balance Sheets.........................................................................    9
   Consolidated Statements of Operations...............................................................   10
   Consolidated Statements of Stockholders' Equity.....................................................   11
   Consolidated Statements of Cash Flows...............................................................   12
   Notes to Consolidated Financial Statements..........................................................   13

                            COOPERS & LYBRAND L.L.P.


REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders of Major Realty Corporation and Subsidiaries

We have audited the consolidated balance sheets of Major Realty Corporation and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                      /s/ COOPERS & LYBRAND L.L.P.

Tampa, Florida
February 18, 1997, except for Notes 6 and 10, as to which the date is April 10, 1997

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)
                                  ------------


                                                                                          1996            1995
                                                                                          ----            ----
                                                        ASSETS
 CASH AND CASH EQUIVALENTS                                                               $    320       $  1,006
 MORTGAGE NOTES RECEIVABLE                                                                  2,750          2,750
 LAND HELD FOR SALE OR DEVELOPMENT                                                          4,970          5,121
 LAND UNDER LEASE                                                                             171            171
 OTHER ASSETS                                                                                 915            674
                                                                                         --------       --------

                                                                                         $  9,126       $  9,722
                                                                                         ========       ========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

 ACCOUNTS PAYABLE - TRADE                                                                $     58       $    129
 ACCRUED EXPENSES                                                                             790            658
 INCOME TAXES PAYABLE                                                                        --               78
 CONVERTIBLE MORTGAGE NOTES PAYABLE DUE TO RELATED PARTY                                    5,064          5,064
 DEFERRED INCOME TAXES                                                                         26             26
                                                                                         --------       --------

                                                                                            5,938          5,955
                                                                                         --------       --------

 COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 10)

 STOCKHOLDERS' EQUITY:
       SERIES A JUNIOR PARTICIPATING PREFERRED STOCK -
                $1.00 PAR VALUE; AUTHORIZED, 80,000 SHARES,
                NONE OUTSTANDING                                                             --             --
       COMMON STOCK - $.01 PAR VALUE; AUTHORIZED,
                12,000,000 SHARES; ISSUED AND OUTSTANDING,
                6,893,378 SHARES                                                               69             69
       CAPITAL IN EXCESS OF PAR VALUE                                                       7,822          7,822
       ACCUMULATED DEFICIT                                                                 (4,703)        (4,124)
                                                                                         --------       --------

                     TOTAL STOCKHOLDERS' EQUITY                                             3,188          3,767
                                                                                         --------       --------

                                                                                         $  9,126       $  9,722
                                                                                         ========       ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the years ended December 31, 1996 and 1995
                      (in thousands except per share data)
                                   ----------

                                                                                          1996            1995
                                                                                          ----            ----
Revenues:
      Sales of real estate                                                               $    411       $  6,810
      Lease income                                                                            131            150
      Interest and other income                                                               297            295
                                                                                         --------       --------

          Total revenues                                                                      839          7,255
                                                                                         --------       --------


 Costs and Expenses:
      Costs of real estate sold:
          Improved and unimproved land                                                        174          2,189
          Commissions and other expenses                                                       24            489
      Selling, general & administrative                                                       674            902
      Interest cost                                                                           546          1,011
                                                                                         --------       --------

          Total costs and expenses                                                          1,418          4,591
                                                                                         --------       --------


 (Loss) income before provision for income taxes                                             (579)         2,664
 Provision for income taxes                                                                  --             --
                                                                                         --------       --------

          Net (loss) income                                                              $   (579)      $  2,664
                                                                                         ========       ========

 Net (loss) income per common share                                                      $   (.08)      $    .39
                                                                                         ========       ========

 Average number of
      common and common
      equivalent shares outstanding                                                         6,893          6,893
                                                                                         ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 for the years ended December 31, 1996 and 1995
                                 (in thousands)
                                 -------------

                                        Common Stock    Capital in
                                       --------------   Excess of   Accumulated   Stockholders'
                                       Shares   Amount  Par Value   Deficit         Equity
                                       ------   ------  ---------   -------         ------
 Balance, December 31, 1994            6,893     $69     $7,822    $(6,788)         $ 1,103

        Net income                                                   2,664            2,664
                                       -----     ---     ------    -------          -------

 Balance, December 31, 1995            6,893      69      7,822     (4,124)           3,767

        Net (loss)                                                    (579)            (579)
                                       -----     ---     ------    -------          -------

 Balance, December 31, 1996            6,893     $69     $7,822    $(4,703)         $ 3,188
                                       =====     ===     ======    =======          =======

The accompanying notes are an integral part of the consolidated financial statements.

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the years ended december 31, 1996 and 1995
                                 (in thousands)
                                   ----------


                                                                                           1996          1995
                                                                                           ----          ----
Cash Flows from operating activities:
      Net (loss) income                                                                  $   (579)      $  2,664
                                                                                         --------       --------
      Adjustments to reconcile net (loss) income to
              net cash used for operating activities:
          Depreciation and amortization of deferred changes                                    26            140
          Net gain on sales of real estate                                                   (235)        (4,525)
          Net loss on disposals of property and equipment                                    --                3
          Increase in other assets
              and other receivables                                                          (266)          (302)
          Increase (decrease) in accounts payable
              and accrued expenses                                                             61           (625)
          (Decrease) increase in income taxes payable                                         (78)            78
          Decrease in deferred income                                                        --              (50)
          Change in deferred income taxes                                                    --             (123)
                                                                                         --------       --------
              Total adjustments                                                              (492)        (5,404)
                                                                                         --------       --------
          Net cash used for operating activities                                           (1,071)        (2,740)
                                                                                         --------       --------

 Cash flows from investing activities:
      Additions to land held for sale or development                                          (23)          (271)
      Proceeds from the sale of land held for sale
          or development                                                                      409          6,713
      Proceeds from mortgage notes receivable                                                --            1,234
      Increase in mortgage notes receivable                                                  --           (1,234)
      Additions to property and equipment                                                      (1)            (2)
                                                                                         --------       --------
          Net cash provided by
               investing activities                                                           385          6,440
                                                                                         --------       --------

 Cash flows from financing activities:
      Proceeds from convertible mortgage notes
          payable due to related party                                                       --            6,025
      Principal payments on mortgage notes payable                                           --           (8,999)
      Decrease in restricted cash                                                            --               36
                                                                                         --------       --------
          Net cash used for
              financing activities                                                           --           (2,938)
                                                                                         --------       --------

 Net (decrease) increase in cash and cash equivalents                                        (686)           762
 Cash and cash equivalents at beginning of year                                             1,006            244
                                                                                         --------       --------
 Cash and cash equivalents at end of year                                                $    320       $  1,006
                                                                                         ========       ========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                               $    346       $    839
                                                                                         ========       ========

SEE NOTES 3, 6, 7 AND 10 FOR NON-CASH ACTIVITIES.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                            MAJOR REALTY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       Summary of Significant Accounting Policies:

         Description of Operations - The Company operates within the State of Florida in the real estate industry. The Company is engaged in the ownership and development of real estate.
         The Company's operations are dependent upon its ability to generate sufficient cash flow to meet its obligations and operating costs on a timely basis. Management believes the Company has sufficient capital resources to allow it to continue to meet its obligations through 1997. Thereafter, operations will depend upon the Company's ability to obtain additional capital through joint venture arrangements, additional loans, sales of additional securities or additional properties, merger partner, transaction for the sale of the Company or some combination of the foregoing. The Company's loan from Acceptance in the amount of $5.1 million is due on May 1, 1998, (see Note 6). There can be no assurance that the Company will be able to secure sufficient funds to repay or refinance the loan.

         In October, 1995, the Company announced that its Board of Directors had determined that it was in the best interests of the shareholders to seek a merger partner or otherwise seek a transaction for the sale of the Company. The Company, cited capital constraints limiting the feasibility of independently developing the Company's existing properties as a primary factor in the Board's decision to seek a merger or sale transaction. Management believes that this announcement does not have any financial statement impact on the Company.

         Recognition of Sales - Sales of real estate are generally recorded under the accrual method. Under this method, profit is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When the sale does not meet the requirements for recognition of income, profit is deferred until such requirements are met.

         Generally, collectibility of the sales price is considered assured for this purpose if there is a cash down payment of 20% or more. The earnings process generally is considered virtually complete when the sale has closed, the cash down payment has been received, the mortgage notes receivable are not subject to existing or future subordination and the Company has no continuing involvement in the property that results in the retention of substantial risks or rewards of ownership.


                                  (Continued)

                            MAJOR REALTY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




1.       Summary of Significant Accounting Policies (continued):

         Cost of Land Held for Sale or Development - Real estate is carried at the lower of cost or net realizable value. The cost of real estate includes capitalized interest, real estate taxes and development costs which are allocated to individual parcels and charged to cost of real estate sold on a basis approximating the relative sales value method. These costs were primarily incurred prior to fiscal 1993.

         Property and Equipment - Property and equipment is carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives (3 to 10 years) of the assets. Additions and major replacements or betterments are added to the asset cost. Repairs and maintenance costs are charged to expense as incurred. The cost and related allowance for depreciation and amortization of assets sold or otherwise disposed of are removed from the related accounts and the resulting gains or losses are reflected in income.

         Deferred Debt Issuance Costs - Debt issuance costs are being amortized over the life of the related debt on a basis approximating the interest method.

         Net (loss) Income Per Common Share - Net (loss) income per common share is computed by dividing the net (loss) income by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include shares issuable upon the exercise of employee stock options, net of shares assumed to have been purchased from the proceeds. Common stock equivalents have been excluded from the computation of net (loss) income per share since their effect would be antidilutive or immaterial for all reporting periods.

         Cash Equivalents - Generally, for purposes of the consolidated statements of cash flows, the Company considers all short-term, highly liquid investments with a maturity of 3 months or less to be cash equivalents.

         Concentration of Credit Risk - The Company has no financial instruments which subject it to off-balance sheet risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and the mortgage notes receivable (see Note 2). The Company maintains its cash and cash equivalents with high credit quality financial institutions as determined by management.


                                  (Continued)

                            MAJOR REALTY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



1.       Summary of Significant Accounting Policies (continued):

         Uses of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         New Accounting Pronouncements - In March 1996, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per share" which is effective for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share data. The Company currently is assessing whether this pronouncement will impact the presentation of earnings per share data in future periods.

2.       Mortgage Notes Receivable:

         Mortgage notes receivable as of December 31, 1996 and 1995 represents the principal balance due on an 8% non-recourse note with principal and interest due in April, 1998. The note is collateralized by a first mortgage on the property received in exchange for the note. The property is located on the Garrison Channel in Tampa, Florida.

3.       Land Held for Sale or Development:

         During February 1996, the Company signed a contract for approximately $411,000, for approximately 2.34 acres of commercial property located at the northwest corner of the intersection of Conroy Road and Vineland Road in Orlando. The sale closed in September, 1996. The sales price was paid in cash at closing. Approximately $240,000 of the net proceeds was used to repay Company debt.

         During August 1996, the Company signed a contract for approximately $1,050,000, for the sale of approximately 2.5 acres of commercial property located on the west side of Major Boulevard in Orlando. The buyer made a $40,000 deposit and had a 90 day inspection period to determine if it wished to proceed with the contract. On October 15, 1996, the Company received notice from the buyer that it was canceling the contract. The deposit was refunded to the buyer.

         During September 1996, the Company signed two contracts for the sale of multi-family land in the southwestern sector of Orlando. One contract was for approximately 55 acres gross (17 acres net) in the amount of $1,800,000. The other contract was for approximately 43 acres gross (15 acres net) in the amount of $1,350,000. The buyer placed a $10,000 deposit on each parcel and had a 60 day inspection period during which it could cancel one or both of the contracts. On November 13, 1996, the Company received notice from the buyer it was canceling the contracts. The deposits were refunded to the buyer.

                                  (Continued)

                            MAJOR REALTY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




3.       Land Held for Sale or Development (continued):


         During May 1995, the Company sold 6.12 acres of vacant land at the northwest intersection of Major Boulevard and Vineland Road in Orlando, Florida to Bara Vineland, Inc. for $2,010,000. The buyer had previously made a $50,000 deposit which became non-refundable during December 1994. Additional cash in the amount of $650,000 was received at closing and was used to retire company debt and for operations. The balance of the purchase price, $1,310,000, was represented by a promissory note originally due in May, 1996. The note was satisfied at a discount during October, 1995 for $1,234,000. The difference between the original amount of the promissory note and the satisfaction amount has been included in cost of real estate sold.


         During August 1995, the Company sold 12.95 acres of multi-family land located at the northeast corner of Cason Cove Road and Mission Road in Orlando for $1,000,000 to National HealthCare, L.P. The sales price was paid in cash at closing. Proceeds from the sale were used to retire Company debt and for Company operations.

         During September 1995, the Company sold 10.36 acres of commercial land located at the northeast intersection of Interstate 4 and Kirkman Road in Orlando to Cracker Barrel Old Country Store, Inc. for $6,280,000. The Company received $2,700,000 cash at closing plus a $3,580,000 non-interest bearing mortgage note which was due in two equal payments, one in April 1996 and the other in April 1997. On March 27, 1996, Cracker Barrel formally notified the Company of its intent to default on the mortgage note and reconvey the property to the Company. Consequently, the Company recorded the sale of only 4.0 acres of land for $2,700,000 in 1995 and included the remaining 6.36 acres of land subject to the sale as "Land held for sale or development" at December 31, 1995. Approximately $2,000,000 of the net proceeds was used to repay Company debt.

         During September 1995, the Company sold 1.38 acres of commercial land located at the northwest corner of the intersection of Conroy Road and Vineland Road in Orlando for $750,000 to San Alto Construction for the construction of a 7-11. The sales price was paid in cash at closing. Proceeds from the sale were used to retire Company debt and for Company operations.

                                  (Continued)

                            MAJOR REALTY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3.       Land Held for Sale or Development (continued):

         During September, 1995, the Company sold 1.06 acres located at the southeast corner of Vineland Road and Major Boulevard in Orlando to Orlando Foods, Ltd. for the construction of a Wendy's fast food restaurant for $350,000. The sales price was paid in cash at closing.

4.       Land Under Lease:

         The Company leases certain of its land under an operating lease. The ground lease provided for an initial lease term of 12 years, which expired during 1995, with options for automatic renewal for six (6) month increments, unless the lessee gives a 30-day notice of termination to the Company. The maximum lease term, including all extensions, may not extend beyond June 2003. Revenues recognized under the operating lease approximated $131,000 for both years ended December 31, 1996 and 1995. Land under lease is subordinated to the mortgages of the lessee.

5.       Other Assets:

         The components of other assets as of December 31, 1996 and 1995 are summarized as follows (in thousands):

                                                                   1996              1995
                                                                   ----              ----

         Accrued interest receivable                              $ 904             $ 637
         Property and equipment, net of accumulated
                  depreciation of $63 and $59 in
                  1996 and 1995, respectively                         5                10
         Deferred debt issuance costs, net of
                  accumulated amortization of $20 and
                  $256 in 1996 and 1995, respectively                -                 20
         Other                                                        6                 7
                                                                  -----             -----
                                                                  $ 915             $ 674
                                                                  =====             =====

                            MAJOR REALTY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



6.       Convertible Mortgage Notes Payable:

         Convertible Mortgage notes payable as of December 31, 1996 and 1995 represents the mortgage note payable due Acceptance Insurance Companies Inc. ("Acceptance") (See Note 10). Interest expense related to the convertible mortgage note payable for the years ended December 31, 1996 and 1995 was $503,000 and $236,000, respectively.

         During February 1995, the mortgage note payable, due bank, ("the PNC Bank Note"), was amended to extend the maturity date from January 31, 1995 to January 31, 1996, subject to a maximum outstanding loan balance of $7,700,000 and the replenishment of an escrowed interest reserve in the amount of $770,000.

         During February 1995, the Company entered into a loan arrangement with Acceptance whereby Acceptance acquired the Company's promissory note and mortgage to Valassis Enterprises, L.P. of $282,000, including accrued interest, and provided additional funds which were used to repay two promissory notes in the aggregate amount of $103,000, including accrued interest, held by Acceptance, fund the interest reserve of $770,000 on the PNC Bank Note, pay real estate taxes in the amount of $327,000, pay loan closing and extension costs of $75,000 and provide working capital of approximately $43,000. The aggregate indebtedness to Acceptance in connection with these transactions was $1,600,000, represented by a single promissory note due in January 1996, which provided for interest, at the rate of twelve percent (12%) per annum, to accrue monthly and be paid at maturity.

         During October 1995, Acceptance acquired the PNC Bank Note with an outstanding balance of approximately $4,317,000, executing a first mortgage securing the note and other associated loan documents. As a result, the Company entered into a debt restructuring agreement with Acceptance for the Company's $5,064,000 debt to Acceptance ($747,000 due from the February 1995 loan plus the PNC Bank Note).

                                  (Continued)

                            MAJOR REALTY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



6.       Convertible Mortgage Notes Payable (continued):


         The interest rate on the restructured loan was prime plus 1.5%, with interest payable quarterly in arrears. The maturity of the loan which prior to the restructuring was January 31, 1996, was extended to May 1, 1998, unless there was a change in control prior to such time, in which event the maturity of the loan would be accelerated. In April 1996, the Company received permission from Acceptance to defer the quarterly interest payments due to Acceptance in the event the Company's cash flow is insufficient to make such payments, pending the receipt of funds from the sale of additional properties or other sources. The interest due for the year ended December 31, 1996, was $263,000 and has been accrued.

         The Company's obligation to pay the foregoing amount, as well as additional interest of $124,000 accrued from January 1 through March 31, 1997, was restructured in April 1997, and such aggregate accrued interest and the $5.1 million principal amount due to Acceptance have been consolidated into a new promissory note due
         May 1, 1998, unless there is a change in control of the Company prior to such time, in which event the maturity of the loan will be accelerated. The interest rate on the restructured loan is prime plus 2.5%, with interest accruing and added to principal on a quarterly basis in arrears. The Company's indebtedness to Acceptance is secured by a first mortgage on substantially all of the Company's property, including the certain notes and mortgages payable to the Company from third parties. Subject to the Company's right to repay the note, the outstanding principal amount of the note (or any portion thereof), plus accrued but unpaid interest, is convertible into Common Stock at the option of Acceptance at any time upon 20 days prior notice, based upon a price per share equal to the average closing price of the Common Stock during the 30-day period immediately preceding the date of Acceptance's notice of its election to convert.

         In April 1997, Acceptance provided the Company a $500,000 line of credit. Under this revolving credit facility, the Company may borrow and reborrow up to $500,000. All borrowings are due May 1, 1998, unless there is a change in control of the Company prior to such time, in which event the maturity of the loan will be accelerated.
         The interest rate on the line of credit is prime plus 2.5%, with interest accruing and added to principal on a monthly basis in arrears. The Company is required to pay a fee to Acceptance on December 31, 1997, and on the maturity date of the note, equal to 0.5% of the average unused portion of the line of credit during each period. The Company paid Acceptance a fee of $15,000 in connection with the restructuring of the $5.1 million mortgage loan and the establishment of the line of credit.

         SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value is defined as the price at which a financial instrument could be liquidated in an orderly manner over a reasonable time period under present market conditions. Major Realty's adjustable rate loans reprice frequently at current market rates. The rates of Major Realty's fixed obligations approximate those rates of the adjustable loans. Therefore, the fair value of these loans has been estimated to be approximately equal to their carrying value.

7.       Income Taxes:

         A summary of the provision for income taxes for the years ended December 31, 1996 and 1995 follows:

                                                  1996        1995
                                                  ----        ----
              Federal and state income taxes
                  Current                             0          121
                  Deferred                            0         (121)
                                                 ------      ------
                                                      0            0
                                                 ======      =======


                                  (Continued)

                            MAJOR REALTY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



7.       Income Taxes (continued):

         At December 31, 1996, the Company had net operating loss carryforwards of approximately $5,746,000 for income tax purposes that expire through 2007, and investment tax credit carryforwards of $172,000 that expire through 2000. Additionally, the Company had alternative minimum tax credits at December 31, 1996 of $824,000. These amounts are subject to annual limitations pursuant to provisions of the Internal Revenue Code relating to cumulative changes in ownership. For financial reporting purposes, a valuation allowance has been recognized to offset the portion of the deferred tax assets related to those carryforwards which are dependent upon future events primarily related to the sale or development of land. The net increase (decrease) in the valuation allowance for the years ended December 31, 1996 and 1995 is $218,000 and ($980,000), respectively.

         Deferred income taxes primarily relate to basis differences between the amounts recorded for financial reporting purposes and the amounts recorded for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:

                                                                                           1996          1995
                                                                                           ----          ----
Deferred tax liabilities:
     Book over tax basis of land held for development (net)                              $     96        $(1,193)
                                                                                         --------       --------

 Deferred tax assets:
     Net operating loss carryforwards                                                       2,412          2,165
     Investment tax credit carryforwards                                                      172            172
     Alternative minimum tax credit carryforwards                                             824            824
     Deferred compensation liability                                                           75             89
     Accrued litigation costs                                                                  (6)             7
     Bad debt reserve                                                                           0             29
     Accrued real estate taxes                                                                  0              5
     Mortgage note receivable                                                                   0          1,263
     Deferred loan costs                                                                        6              0
     Valuation allowance                                                                   (3,605)        (3,387)
                                                                                         --------       --------
                                                                                         $   (122)      $  1,167
                                                                                         --------       --------

   Net deferred tax liability                                                            $    (26)      $    (26)
                                                                                         ========       ========

                                  (Continued)

                            MAJOR REALTY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.       Income Taxes (continued):

         The Company's effective tax rate differs from the statutory federal income tax rate for the following reasons:

                                  1996                     1995
                             --------------          ---------------
                             Amount     %              Amount    %

 Tax at statutory rate       $(198)     34           $   906      34

 State taxes, net of
      federal benefit          (21)      4               97       4

 Effect of net operating
      loss carryforwards       219     (38)           (1,003)    (38)
                             -----     ---           -------    ----


               Total         $   0       0           $     0       0
                             =====     ===           =======    ====


         During the year ended December 31, 1996 and 1995 the Company paid income taxes of $79,000 and $45,000, respectively.


8.       Commitments and Contingencies:

         The Company's corporate offices are located in the Major Center Plaza office building. The lease expires in July 1997. The estimated future minimum lease obligation for 1997 is $8,500.

         Rent expense for 1996 and 1995 was $14,000 and $14,000, respectively.

         The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or has provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's future financial position.

                            MAJOR REALTY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



9.       Capital Stock:

         During 1990, the Company adopted a new Stock Option Plan (the "1990 Plan") to replace the 1983 Employee Incentive Stock Option Plan. In addition, the Company previously had a Non-qualified Stock Option Plan for which no further options were issuable under the plan. The 1990 Plan provides for grants of both incentive stock options and non-qualified stock options to key employees and one of the Company's ex-non-employee directors.

         The purchase price of the common stock covered by each option granted shall not be less than the fair market value of the Company's common stock on the date the option is granted. No option granted may be exercised more than 10 years after the date of grant.

         Options are exercisable at dates established by the Board of Directors. Under the 1990 Plan, an employee may not be granted incentive stock options first exercisable during any one calendar year for common stock with a fair market value (at date of grant) in excess of $100,000. Options expire upon termination of employment.

         The following is a summary of changes in all options during the two years ended December 31, 1996.

                                                                         Non Qualified
                                                                         Option Price
                                                               Shares    Per Share
                                                               ------    ---------
Outstanding at December 31, 1994                               250,000   $ 2.00 - $12.50
Expired                                                        100,000   $ 2.00
                                                               -------

Outstanding at December 31, 1995                               150,000   $ 2.7679 - $12.50
Expired                                                             -    $ 0
                                                               -------

Outstanding at December 31, 1996                               150,000   $ 2.7679 - $12.50
                                                               =======

                            MAJOR REALTY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                 -------------

9.       Capital Stock (continued):

         During 1990, a non-employee member of the Board of Directors was granted options to purchase 50,000 shares of common stock. The options may be exercised at any time for a period not to exceed ten years. During 1992, the Chairman of the Board (the "Chairman") was granted options to purchase 100,000 shares of common stock. Options to purchase 50,000 of these shares vested in March 1993 and options to purchase the remaining 50,000 shares vested in March 1994. The options expire upon termination of the agreement between the Company and Heritage Network, Incorporated (see Note 10). During 1994, the Chairman was granted an option to purchase an additional 100,000 shares of common stock which were exercisable at any time until the earlier of the option expiration date of June 30, 1995, or the termination of the Chairman's relationship with the Company. The shares were not exercised and expired on June 30, 1995.
         No options were exercised during 1996 or 1995.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. The statement establishes financial accounting and reporting standards for stock-based employee compensation plans, but permits an entity to continue to measure compensation cost as perscribed under APB Opinion No. 25, provided certain pro forma disclosures are made. Entities that elect to measure compensation cost using APB Opinion No. 25 must provide pro forma disclosures for all awards granted in fiscal years that begin after December 15, 1994. All of the Company's outstanding options were granted prior to this date, therefore the reporting requirements under SFAS No. 123, including pro forma disclosure, do not apply.

10.      Related Party Transactions:

         During February 1995, the Company entered into a loan arrangement with Acceptance (See Note 6). The accrued interest due at December 31, 1996 was $263,000.

         In April 1997, Acceptance provided the Company a $500,000 line of credit (See Note 6).

         David L. Treadwell ("Treadwell"), the Company's Chairman of the Board and Chief Executive Officer, is also a member of the board of directors of Acceptance. Mr. Treadwell performs services pursuant to an employee lease agreement (the "Agreement") with Heritage Network, Incorporated ("Heritage"), his primary employer. To assist the Company's cash flow, Heritage agreed to a deferral of $75,000 of the $100,000 annual fee due under the Agreement, pending the closing of future property sales or other transactions. Under three amendments to the Agreement, the original term of the Agreement was extended through March 31, 1996, and, beginning on December 31, 1994, interest on all deferred amounts at the rate of twelve percent (12%) per annum began to accrue. The Company paid Heritage approximately $25,000 under this agreement in 1996. Under a fourth amendment to the Agreement effective April 1, 1996, the fee to Heritage was reduced to $25,000 per annum, payable monthly, plus a success fee of .5% with respect to transactions consummated during the term of the Agreement and transactions contracted for which are closed within a specified period of time after

                                  (continued)

                            MAJOR REALTY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10.      Related Party Transactions (continued):

         termination of the Agreement. The renewal extends the term of the Agreement until March 31, 1997, and does away with the requirement that the Company pay interest on deferred amounts. At December 31, 1996, the Company owed Heritage $21,000 under the Employee Lease Agreement, including $2,000 in interest. In addition, the Company reimburses Mr. Treadwell for all reasonable travel expenses including transportation to and from his home city of Southgate, Michigan. The Company has also granted Mr. Treadwell options to purchase 200,000 shares of common stock (see Note 9).

         On February 13, 1996, the Company paid Heritage $142,000 which included the deferred payment due as of December 31, 1995 and interest accrued in the amount of $11,000 as of the same date.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         A description of the relationships and affiliations of the directors, officers and holders of more than 5% of the Common Stock of the Company with the parties identified in this section are contained in the last paragraph of this section.

Loan from Acceptance

         On February 1, 1995, the Company entered into a loan arrangement with Acceptance Insurance Companies Inc., ("Acceptance") whereby Acceptance acquired the Company's promissory note and mortgage to Valassis Enterprises, L.P. (which had a balance of approximately $282,000 on such date) and provided additional funds which were used to repay the Major Group Notes held by Acceptance in the aggregate amount of approximately $103,000, fund the interest reserve for the Company's loan with PNC Bank ($770,000), pay real estate taxes in the amount of $326,597, pay loan closing and extension costs of $75,000, and provide working capital of approximately $43,000. The aggregate indebtedness to Acceptance in connection with these transactions was $1,600,000, represented by a single promissory note due January 31, 1996, which provided for interest, at the rate of twelve percent (12%) per annum, to accrue and be paid at maturity. The note was secured by a second mortgage on substantially all of the Company's property.

         At December 31, 1996, the Company was indebted to Acceptance pursuant to a loan restructure arrangement entered into on October 18, 1995, in the principal amount of $5,064,144, comprised of $747,313 due to Acceptance under the terms of a February 1995 restructuring and $4,316,881 previously owed to Citizens Fidelity Bank and Trust Company, now known as PNC Bank, Kentucky, Inc. ("PNC"), which indebtedness was acquired by Acceptance immediately prior to the restructuring. The aggregate indebtedness of the restructured loan was represented by a single promissory note, due May 1, 1998, unless there was a change in control of the Company prior to such time, in which event the maturity of the loan would be accelerated. The interest rate on the restructured loan was prime plus 1.5%, with interest payable quarterly in arrears.
In January 1996, the Company made a payment of $106,000 for interest relating to the fourth quarter of 1995. The Company obtained permission to defer the remaining quarterly interest payments due in 1996 and 1997 to Acceptance on its $5.1 million mortgage note in the event the Company's cash flow was insufficient to make such payments, pending the receipt of funds from the sale of additional properties or other sources. Accordingly, the Company did not make the $126,000 quarterly interest payments due on April 1, July 1, and October 1, 1996, and January 1 and April 1, 1997. In September 1996, the
Company made a payment to Acceptance in the amount of $240,000 which was applied to the deferred interest due from the first two quarters of 1996. The balance of the deferred interest as of December 31, 1996, was $263,000.

         The Company's obligation to pay the foregoing amount, as well as additional interest of $123,614 accrued from January 1 through March 31, 1997, was restructured in April 1997, and such aggregate accrued interest and the $5.1 million principal amount due to Acceptance have been consolidated into a new promissory note due May 1, 1998, unless there is a change in control of the Company prior to such time, in which event the maturity of the loan will be accelerated. The interest rate on the restructured loan is prime plus 2.5%, with interest accruing and added to principal on a quarterly basis in arrears. Subject to the Company's right to prepay the note, the outstanding principal amount of the note (or any portion thereof), plus accrued but unpaid interest, is convertible into common stock of the Company at the option of Acceptance at any time upon 20 days prior notice, based upon a price per share equal to the average closing price of the common stock during the 30-day period immediately preceding the date of Acceptance's notice of its election to convert. The Company's indebtedness to Acceptance is secured by a first mortgage on substantially all of the Company's property, including the certain notes and mortgages payable to the Company from third parties.

         In April 1997, Acceptance provided the Company a $500,000 line of credit. Under this revolving credit facility, the Company may borrow and reborrow up to $500,000. All borrowings are due May 1, 1998, unless there is a change in control of the Company prior to such time, in which event the maturity of the loan will be accelerated. The interest rate on the line of credit is prime plus 2.5%, with interest accruing and added to principal on a monthly basis in arrears. The Company is required to pay a fee to Acceptance on December 31, 1997, and on the maturity date of the note, equal to 0.5% of the average unused portion of the line of credit during each period. The Company paid Acceptance a fee of $15,000 in connection with the restructuring of the $5.1 million mortgage loan and the establishment of the line of credit.

Employee Lease Agreement regarding David Treadwell

         David L. Treadwell, Chairman of the Board of Directors, serves as the Company's Chief Executive Officer pursuant to an Employee Lease Agreement (the "Agreement") with Mr. Treadwell's primary employer, Heritage Network, Incorporated ("Heritage"). See "Item 10. Executive Compensation."

         The Agreement, which commenced on March 27, 1992, requires Mr. Treadwell to devote such time to his duties as Chief Executive Officer as he and the Board of Directors determine to be necessary. The Agreement has been amended five times and currently provides for a fee of $25,000 per annum, payable monthly. The Company also is required to pay a success fee of .5% with respect to transactions consummated during the term of the Agreement and for transactions contracted for which are closed within a specified period of time after termination of the Agreement, up to a maximum success fee of $75,000. The fifth amendment executed in March 1997 extended the term of the Agreement until December 31, 1997. At December 31, 1996, the Company owed Heritage $21,000 under the Employee Lease Agreement, including $2,000 in interest, for unpaid fees which previously were deferred.

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

         Acceptance beneficially owns 33.1% of the common stock of the Company. Messrs. Bielfield, Coon, McCarthy and Treadwell are directors of Acceptance. George F. Valassis, who beneficially owns 9.7% of the common stock of the Company, also beneficially owns 23.1% of the common stock of Acceptance. By virtue of such positions with or interests in Acceptance, such persons may have a material indirect interest in the transactions described above between the Company and Acceptance.

                                    PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

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

       10.1 Form of Indemnity Agreement between the Company and its directors and certain officers, as utilized since December
                  12, 1988, (previously filed as an exhibit to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1988).

       10.2*      Salary Continuation Agreement dated November 19, 1986, between the Company and Alvin L. Lawing, Jr. (previously filed as an exhibit to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1987).

       10.3       Agreements dated July 8, 1982, between the Company and Oxford
                  Development Enterprises, Inc., as amended (previously filed as an exhibit to Registration Statement Number 2-84680).

       10.4       Agreement dated June 16, 1978, between the Company, American
                  Television and Communications Corporation and others
                  (previously filed as an exhibit to Registration Statement
                  Number 2-84680).

       10.5* 1990 Stock Option Plan (previously filed as an exhibit to the Company's Proxy Statement dated November 6, 1990, relating to the Annual Meeting held on November 30, 1990).

       10.6       Assumption and Indemnification Agreement dated April 30,
                  1990, by and between the Company, MPJV Corporation, a Florida corporation for the benefit of The Prudential Insurance
                  Company of America, a New Jersey corporation (previously filed as an exhibit to the Company's Current Report on Form
                  8-K dated April 30, 1990).

       10.7       Loan Agreement dated as of October 11, 1989, between the
                  Company and Citizens Fidelity Bank and Trust Company (now known as PNC Bank, Kentucky, Inc.), Louisville, Kentucky
                  (previously filed as an exhibit to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1989).

       10.8 Indemnification Agreement dated April 30, 1990, by and between Major Center, a Joint Venture, a Florida general partnership, MPJV Corporation, a Florida corporation, and The
                  Prudential Insurance Company of America, a New Jersey corporation (previously filed as an exhibit to the Company's
                  Current Report on Form 8-K dated April 30, 1990).

       10.9       Mortgage Deed and Security Agreement granted October 11,
                  1989, by the Company in favor of Citizens Fidelity Bank and Trust Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

       10.10      Security Agreement dated November 30, 1990, granted by the
                  Company in favor of Citizens Fidelity Bank and Trust Company,
                  Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

       10.11 Amendment to Loan Agreement, dated as of November 30, 1990, between the Company and Citizens Fidelity Bank and Trust
                  Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

       10.12      Second Amendment to Loan Agreement, dated as of August 29,
                  1991, between the Company and Citizens Fidelity Bank and
                  Trust Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

       10.13      Amendment to Mortgage Deed and Security Agreement, dated
                  August 29, 1991, granted by the Company in favor of Citizens
                  Fidelity Bank and Trust Company, Louisville, Kentucky
                  (previously filed as an exhibit to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1991).

       10.14      Loan Agreement, dated as of March 25, 1992, between the
                  Company and Valassis Enterprises, L.P. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

       10.15      Note, dated March 25, 1992, given by the Company to Valassis
                  Enterprises, L.P., in the original principal sum of $3,000,000.00 (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

       10.16      Second Mortgage and Security Agreement, dated as of March 25, 1992, given by the
                  Company to The Major Group, Inc. and Valassis Enterprises, L.P. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

       10.17      Hazardous Materials Indemnification Agreement, dated as of
                  March 25, 1992, between the Company and Valassis Enterprises,
                  L.P. (previously filed as an exhibit to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1991).

       10.18* Employee Lease Agreement executed as of the 26th day of March, 1992, between the Company, Heritage Network
                  Incorporated and David L. Treadwell (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992).

       10.19      Nonrecourse Purchase Money Mortgage by Chavez
                  Properties-Garrison Channel, Limited Partnership, a Georgia limited partnership, in favor of Major Center, A Joint
                  Venture, dated April 26, 1993 (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

       10.20 Nonrecourse Purchase Money Promissory Note for $2,750,000 from Chavez Properties-Garrison Channel, Limited Partnership, a Georgia limited partnership, in favor of Major Center, A
                  Joint Venture, dated April 26, 1993 (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

       10.21      Amendment to Mortgage Deed and Security Agreement, dated
                  January 31, 1994, granted by the Company in favor of PNC
                  Bank, Kentucky, Inc., formerly Citizens Fidelity Bank and
                  Trust Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

       10.22      Second Amendment to Mortgage Note, dated January 31, 1994, by the Company and
                  PNC Bank, Kentucky, Inc., formerly Citizens Fidelity Bank and Trust Company,

                  Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

       10.23      Third Amendment to Loan Agreement, dated as of January 31,
                  1994, by the Company and PNC Bank, Kentucky, Inc., formerly
                  Citizens Fidelity Bank and Trust Company, Louisville,
                  Kentucky (previously filed as an exhibit to the Company's
                  Amendment No. 1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

       10.24* Consultant Services Agreement, effective April 1, 1994, between the Company and Development Consultants, Inc. of Orlando (previously filed as an exhibit to the Company's
                  Annual Report on Form 10-KSB for the fiscal year ended
                  December 31, 1994).

       10.25* Amendment No. 1 to Employee Lease Agreement, as of the first day of April, 1994, between the Company and David L. Treadwell
                  (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

       10.26*     Amendment No. 2 to Employee Lease Agreement, as of January 1,
                  1995, between the Company and David L. Treadwell (previously filed as an exhibit to the Company's Annual Report on Form
                  10-KSB for the fiscal year ended December 31, 1994).

       10.27 Amendment to Citizens Agreement, dated as of the first day of February, 1995, among Valassis Enterprises, L.P., Acceptance
                  Insurance Companies Inc., the Company and PNC Bank, Kentucky,
                  Inc., formerly known as Citizens Fidelity Bank and Trust
                  Company (previously filed as an exhibit to the Company's
                  Annual Report on Form 10-KSB for the fiscal year ended
                  December 31, 1994).

       10.28      Mortgage Modification and Future Advance Agreement, dated
                  February 1, 1995, between Acceptance Insurance Companies Inc.
                  and the Company (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

       10.29      Assignment of Mortgage and Other Security Documents, dated
                  January 25, 1995, from Valassis Enterprises, L.P. to
                  Acceptance Insurance Companies Inc. (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

       10.30      Renewal and Consolidation Promissory Note, dated February 1,
                  1995, made by the Company in favor of Acceptance Insurance
                  Companies Inc. in the original principal

                  sum of $1,600,000.00 (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

       10.31 Third Amendment to Mortgage Note, dated January 31, 1995, by the Company and PNC Bank, Kentucky, Inc., formerly Citizens
                  Fidelity Bank and Trust Company, Louisville, Kentucky
                  (previously filed as an exhibit to the Company's Annual
                  Report on Form 10-KSB for the fiscal year ended December 31,
                  1994).

       10.32      Fourth Amendment to Loan Agreement, dated as of January 31,
                  1995, by the Company and PNC Bank, Kentucky, Inc., formerly
                  Citizens Fidelity Bank and Trust Company, Louisville,
                  Kentucky (previously filed as an exhibit to the Company's
                  Annual Report on Form 10-KSB for the fiscal year ended
                  December 31, 1994).

       10.33      Amendment to Mortgage Deed and Security Agreement, dated
                  January 31, 1995, granted by the Company in favor of PNC
                  Bank, Kentucky, Inc., formerly Citizens Fidelity Bank and
                  Trust Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

       10.34 Purchase Money Mortgage and Promissory Note for $1,310,000 from Bara Vineland, Inc., a Florida corporation, in favor of Major Realty Corporation, dated May 5, 1995 (previously filed as an exhibit to the Company's Quarterly Report on Form
                  10-QSB for the quarter ended June 30, 1995).

       10.35      Collateral Assignment of Nonrecourse Purchase Money
                  Promissory Note and Mortgage for $1,310,000 from Bara
                  Vineland, Inc., a Florida corporation, in favor of Major
                  Realty Corporation, dated May 5, 1995, to PNC Bank, Kentucky,
                  Inc. (previously filed as an exhibit to the Company's
                  Quarterly Report on Form 10-QSB for the quarter ended June
                  30, 1995).

       10.36      Fifth Amendment to Loan Agreement, dated as of September 1,
                  1995, by the Company and PNC Bank, Kentucky, Inc., formerly
                  Citizens Fidelity Bank and Trust Company, Louisville,
                  Kentucky (previously filed as an exhibit to the Company's
                  Quarterly Report on Form 10-QSB for the quarter ended
                  September 30, 1995).

       10.37 Purchase Money Mortgage and Promissory Note for $3,580,000 from Cracker Barrel Old Country Store, Inc., a Kentucky corporation, in favor of Major Realty Corporation, dated
                  September 1, 1995 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995).

       10.38      Restated and Consolidated Promissory Note, dated October 18,
                  1995, made by the Company in favor of Acceptance Insurance
                  Companies Inc. in the original principal

                  sum of $5,064,144 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995).

       10.39      Sixth Amendment to Loan Agreement, dated as of October 18,
                  1995, by the Company and Acceptance Insurance Companies Inc.
                  (previously filed as an exhibit to the Company's Quarterly
                  Report on Form 10-QSB for the quarter ended September 30,
                  1995).

       10.40      Mortgage and Note Modification Agreement, dated as of October
                  18, 1995, by the Company and Acceptance Insurance Companies
                  Inc. (previously filed as an exhibit to the Company's
                  Quarterly Report on Form 10-QSB for the quarter ended
                  September 30, 1995).

       10.41      Indemnity Agreement, dated as of April 1, 1994, between the
                  Company and Development Consultants of Orlando, Inc.
                  (previously filed as Exhibit 10.61 to the Company's Annual
                  Report on Form 10-KSB for the fiscal year ended December 31,
                  1995).

       10.42*     Amendment No. 1 to Consultant Services Agreement, dated as of
                  April 1, 1995, between the Company and Development
                  Consultants of Orlando, Inc. (previously filed as Exhibit
                  10.62 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

       10.43*     Amendment No. 3 to Employee Lease Agreement, dated April 1,
                  1995, between the Company, Heritage Network Incorporated and
                  David L. Treadwell (previously filed as Exhibit 10.63 to the
                  Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

       10.44*     Amendment No. 4 to Employee Lease Agreement, dated as of
                  April 1, 1996, between the Company, Heritage Network
                  Incorporated and David L. Treadwell (previously filed as
                  Exhibit 10.64 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

       10.45*     Amendment No. 2 to Consultant Services Agreement, dated March
                  20, 1997, between the Company and Development Consultants of
                  Orlando, Inc. (previously filed as Exhibit 10.45 to the
                  Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

       10.46*     Amendment No. 5 to Employee Lease Agreement, dated as of March
                  20, 1997, between the Company, Heritage Network Incorporated and David L. Treadwell.

       10.47 Mortgage Modification Agreement, dated as of April 1, 1997, by the Company and Acceptance Insurance Companies Inc.

       10.48      Restated and Consolidated Promissory Note, dated as of April
                  1, 1997, made by the Company in favor of Acceptance
                  Insurance Companies Inc. in the original principal sum of $5,450,728.32.

       10.49 Line of Credit Promissory Note, dated as of April 1, 1997, made by the Company in favor of Acceptance Insurance
                  Companies Inc. in the original principal sum of $500,000.

       22         Subsidiaries of the Company  (previously filed as Exhibit
                  22 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

       27         Financial Data Schedule (for SEC use only) (previously filed as Exhibit 27 to the Company's Annual Report on Form
                  10-KSB for the fiscal year ended December 31, 1996).
         ------------------------------------
         *  Management contract or compensatory plan or arrangement.

(B)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31 day of March, 1997.

                            MAJOR REALTY CORPORATION


                            By:/s/ David L. Treadwell
                               ---------------------------------
                               David L. Treadwell, Chairman
                               and Chief Executive Officer


         In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                   Signature                                      Title                                 Date
                   ---------                                      -----                                 ----
/s/ David L. Treadwell                            Chairman of the Board of Directors,                   March 31, 1997
-------------------------                         Chief Executive Officer, Principal
David L. Treadwell                                Financial Officer, Principal
                                                  Accounting Officer


/s/ Jay A. Bielfield                              Director                                              March 31, 1997
-------------------------
Jay A. Bielfield


/s/ Kenneth C. Coon                               Director                                              March 31, 1997
-------------------------
Kenneth C. Coon


/s/ Michael R. McCarthy                           Director                                              March 31, 1997
-------------------------
Michael R. McCarthy

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of April, 1997.

                                           MAJOR REALTY CORPORATION


                                           By:/s/ David L. Treadwell
                                              ----------------------------------
                                              DAVID L. TREADWELL, Chairman
                                              Chief Executive Officer

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

         10.1 Form of Indemnity Agreement between the Company and its directors and certain officers, as utilized since December 12, 1988, (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1988).


                  10.2*    Salary Continuation Agreement dated November 19,
                           1986, between the Company and Alvin L. Lawing, Jr.
                           (previously filed as an exhibit to the Company's
                           Annual Report on Form 10-K for the fiscal year ended
                           December 31, 1987).

                  10.3 Agreements dated July 8, 1982, between the Company and Oxford Development Enterprises, Inc., as amended
                           (previously filed as an exhibit to Registration
                           Statement Number 2-84680).

                  10.4     Agreement dated June 16, 1978, between the Company,
                           American Television and Communications Corporation and others (previously filed as an exhibit to Registration Statement Number 2-84680).

                  10.5* 1990 Stock Option Plan (previously filed as an exhibit to the Company's Proxy Statement dated
                           November 6, 1990, relating to the Annual Meeting held on November 30, 1990).

                  10.6     Assumption and Indemnification Agreement dated April
                           30, 1990, by and between the Company, MPJV
                           Corporation, a Florida corporation for the benefit of The Prudential Insurance Company of America, a
                           New Jersey corporation (previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 30, 1990).

                  10.7 Loan Agreement dated as of October 11, 1989, between the Company and Citizens Fidelity Bank and Trust
                           Company (now known as PNC Bank, Kentucky, Inc.),
                           Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

                  10.8 Indemnification Agreement dated April 30, 1990, by and between Major Center, a Joint Venture, a Florida general partnership, MPJV Corporation, a Florida corporation, and The Prudential Insurance Company of
                           America, a New Jersey corporation (previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 30, 1990).

                  10.9     Mortgage Deed and Security Agreement granted October
                           11, 1989, by the Company in favor of Citizens
                           Fidelity Bank and Trust Company, Louisville,
                           Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

                  10.10 Security Agreement dated November 30, 1990, granted by the Company in favor of Citizens Fidelity Bank and Trust Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                           1990).

                  10.11    Amendment to Loan Agreement, dated as of November
                           30, 1990, between the Company and Citizens Fidelity
                           Bank and Trust Company, Louisville, Kentucky
                           (previously filed as an exhibit to the Company's
                           Annual Report on Form 10-K for the fiscal year ended
                           December 31, 1990).

                  10.12    Second Amendment to Loan Agreement, dated as of
                           August 29, 1991, between the Company and Citizens
                           Fidelity Bank and Trust Company, Louisville,
                           Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

                  10.13 Amendment to Mortgage Deed and Security Agreement, dated August 29, 1991, granted by the Company in favor of Citizens Fidelity Bank and Trust Company,
                           Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

                  10.14 Loan Agreement, dated as of March 25, 1992, between the Company and Valassis Enterprises, L.P.
                           (previously filed as an exhibit to the Company's
                           Annual Report on Form 10-K for the fiscal year ended
                           December 31, 1991).

                  10.15    Note, dated March 25, 1992, given by the Company to
                           Valassis Enterprises, L.P., in the original principal sum of $3,000,000.00 (previously filed as an exhibit to the Company's Annual Report on Form
                           10-K for the fiscal year ended December 31, 1991).

                  10.16    Second Mortgage and Security Agreement, dated as of
                           March 25, 1992, given by the Company to The Major
                           Group, Inc. and Valassis Enterprises, L.P.
                           (previously filed as an exhibit to the Company's
                           Annual Report on Form 10-K for the fiscal year ended
                           December 31, 1991).

                  10.17 Hazardous Materials Indemnification Agreement, dated as of March 25, 1992, between the Company and Valassis Enterprises, L.P. (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).



                  10.18* Employee Lease Agreement executed as of the 26th day of March, 1992, between the Company, Heritage
                           Network Incorporated and David L. Treadwell
                           (previously filed as an exhibit to the Company's
                           Quarterly Report on Form 10-Q for the quarter ended
                           March 31, 1992).

                  10.19    Nonrecourse Purchase Money Mortgage by Chavez
                           Properties- Garrison Channel, Limited Partnership, a
                           Georgia limited partnership, in favor of Major
                           Center, A Joint Venture, dated April 26, 1993
                           (previously filed as an exhibit to the Company's
                           Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

                  10.20    Nonrecourse Purchase Money Promissory Note for
                           $2,750,000 from Chavez Properties-Garrison Channel,
                           Limited Partnership, a Georgia limited partnership, in favor of Major Center, A Joint Venture, dated
                           April 26, 1993 (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

                  10.21 Amendment to Mortgage Deed and Security Agreement, dated January 31, 1994, granted by the Company in favor of PNC Bank, Kentucky, Inc., formerly Citizens
                           Fidelity Bank and Trust Company, Louisville,
                           Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993)

                  10.22    Second Amendment to Mortgage Note, dated January 31,
                           1994, by the Company and PNC Bank, Kentucky, Inc., formerly Citizens Fidelity Bank and Trust Company,
                           Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

                  10.23    Third Amendment to Loan Agreement, dated as of
                           January 31, 1994, by the Company and PNC Bank,
                           Kentucky, Inc., formerly Citizens Fidelity Bank and
                           Trust Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Amendment No. 1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993).

                  10.24*   Consultant Services Agreement, effective April 1,
                           1994, between the Company and Development
                           Consultants, Inc. of Orlando (previously filed as an exhibit to the Company's Annual Report on Form
                           10-KSB for the fiscal year ended December 31, 1994).

                  10.25* Amendment No. 1 to Employee Lease Agreement, as of the first day of April, 1994, between the Company and David L. Treadwell (previously filed as an exhibit to the Company's Annual Report on Form
                           10-KSB for the fiscal year ended December 31, 1994).

                  10.26*   Amendment No. 2 to Employee Lease Agreement, as of
                           January 1, 1995, between the Company and David L.
                           Treadwell (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

                  10.27 Amendment to Citizens Agreement, dated as of the first day of February, 1995, among Valassis
                           Enterprises, L.P., Acceptance Insurance Companies
                           Inc., the Company and PNC Bank, Kentucky, Inc., formerly known as Citizens Fidelity Bank and Trust
                           Company (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

                  10.28 Mortgage Modification and Future Advance Agreement, dated February 1, 1995, between Acceptance Insurance
                           Companies Inc. and the Company (previously filed as an exhibit to the Company's Annual Report on Form
                           10-KSB for the fiscal year ended December 31, 1994).

                  10.29 Assignment of Mortgage and Other Security Documents, dated January 25, 1995, from Valassis Enterprises,
                           L.P. to Acceptance Insurance Companies Inc.
                           (previously filed as an exhibit to the Company's
                           Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

                  10.30    Renewal and Consolidation Promissory Note, dated
                           February 1, 1995, made by the Company in favor of Acceptance Insurance Companies Inc. in the original principal sum of $1,600,000.00 (previously filed as an exhibit to the Company's Annual Report on Form
                           10-KSB for the fiscal year ended December 31, 1994).

                  10.31    Third Amendment to Mortgage Note, dated January 31,
                           1995, by the Company and PNC Bank, Kentucky, Inc., formerly Citizens Fidelity Bank and Trust Company,
                           Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

                  10.32    Fourth Amendment to Loan Agreement, dated as of
                           January 31, 1995, by the Company and PNC Bank,
                           Kentucky, Inc., formerly Citizens Fidelity Bank and
                           Trust Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December
                           31, 1994).

                  10.33 Amendment to Mortgage Deed and Security Agreement, dated January 31, 1995, granted by the Company in favor of PNC Bank, Kentucky, Inc., formerly Citizens
                           Fidelity Bank and Trust Company, Louisville,
                           Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).

                  10.34    Purchase Money Mortgage and Promissory Note for
                           $1,310,000 from Bara Vineland, Inc., a Florida corporation, in favor of Major Realty Corporation, dated May 5, 1995 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995).

                  10.35    Collateral Assignment of Nonrecourse Purchase Money
                           Promissory Note and Mortgage for $1,310,000 from
                           Bara Vineland, Inc., a Florida corporation, in favor of Major Realty Corporation, dated May 5, 1995, to
                           PNC Bank, Kentucky, Inc. (previously filed as an exhibit to the Company's Quarterly Report on Form
                           10-QSB for the quarter ended June 30, 1995).

                  10.36    Fifth Amendment to Loan Agreement, dated as of
                           September 1, 1995, by the Company and PNC Bank,
                           Kentucky, Inc., formerly Citizens Fidelity Bank and
                           Trust Company, Louisville, Kentucky (previously filed as an exhibit to the Company's Quarterly
                           Report on Form 10-QSB for the quarter ended
                           September 30, 1995).

                  10.37    Purchase Money Mortgage and Promissory Note for
                           $3,580,000 from Cracker Barrel Old Country Store,
                           Inc., a Kentucky corporation, in favor of Major
                           Realty Corporation, dated September 1, 1995
                           (previously filed as an exhibit to the Company's
                           Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995).

                  10.38    Restated and Consolidated Promissory Note, dated
                           October 18, 1995, made by the Company in favor of Acceptance Insurance Companies Inc. in the original principal sum of $5,064,144 (previously filed as an exhibit to the Company's Quarterly Report on Form
                           10-QSB for the quarter ended September 30, 1995).

                  10.39    Sixth Amendment to Loan Agreement, dated as of
                           October 18, 1995, by the Company and Acceptance
                           Insurance Companies Inc. (previously filed as an exhibit to the Company's Quarterly Report on Form
                           10-QSB for the quarter ended September 30, 1995).

                  10.40 Mortgage and Note Modification Agreement, dated as of October 18, 1995, by the Company and Acceptance
                           Insurance Companies Inc. (previously filed as an exhibit to the Company's Quarterly Report on Form
                           10-QSB for the quarter ended September 30, 1995).

                  10.41 Indemnity Agreement, dated as of April 1, 1994, between the Company and Development Consultants of Orlando, Inc. (previously filed as Exhibit 10.61 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

                  10.42* Amendment No. 1 to Consultant Services Agreement, dated as of April 1, 1995, between the Company and Development Consultants of Orlando, Inc. (previously filed as Exhibit 10.62 to the Company's Annual
                           Report on Form 10-KSB for the fiscal year ended
                           December 31, 1995).

                  10.43*   Amendment No. 3 to Employee Lease Agreement, dated
                           April 1, 1995, between the Company, Heritage Network
                           Incorporated and David L. Treadwell (previously filed as Exhibit 10.63 to the Company's Annual
                           Report on Form 10-KSB for the fiscal year ended
                           December 31, 1995).

                  10.44* Amendment No. 4 to Employee Lease Agreement, dated as of April 1, 1996, between the Company, Heritage
                           Network Incorporated and David L. Treadwell
                           (previously filed as Exhibit 10.64 to the Company's
                           Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

                  10.45* Amendment No. 2 to Consultant Services Agreement, dated March 20, 1997, between the Company and Development Consultants of Orlando, Inc.
                           (previously filed as Exhibit 10.45 to the Company's
                           Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).


                  10.46* Amendment No. 5 to Employee Lease Agreement, dated as of March 20, 1997, between the Company, Heritage
                           Network Incorporated and David L. Treadwell.

                  10.47    Mortgage Modification Agreement, dated as of April
                           1, 1997, by the Company and Acceptance Insurance
                           Companies Inc.

                  10.48 Restated and Consolidated Promissory Note, dated as of April 1, 1997, made by the Company in favor of Acceptance Insurance Companies Inc. in the original principal sum of $5,450,728.32.

                  10.49    Line of Credit Promissory Note, dated as of April 1,
                           1997, made by the Company in favor of Acceptance
                           Insurance Companies Inc. in the original principal sum of $500,000.

                  22 Subsidiaries of the Company (previously filed as Exhibit 22 to the Company's Annual Report on
                           Form 10-KSB for the fiscal year ended December 31,
                           1996).


                  27       Financial Data Schedule (for SEC use only)
                           (previously filed as Exhibit 27 to the Company's
                           Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

---------------------------------------------------
     *  Management contract or compensatory plan or arrangement.