Form 10QSB
period 1997-03-31
MAJOR REALTY CORP
filed 1997-05-15
CIK 61666

================================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                 FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1997                  Commission File No. 0-1748



                          MAJOR REALTY CORPORATION
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)



                          DELAWARE                                             59-0898509
-------------------------------------------------------------    ------------------------------------
(State or other jurisdiction of incorporation or organization    (I.R.S. Employer Identification No.)


 5728 MAJOR BOULEVARD, ORLANDO, FLORIDA                               32819
----------------------------------------                            ----------
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

At May 1, 1997, 6,893,378 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes       No   X
                                                                -----    -----
================================================================================

                                    INDEX


                                                                                               Page No.
                                                                                               --------

PART I - FINANCIAL INFORMATION

   Item 1 -  Financial Statements

             Consolidated Balance Sheets at March 31, 1997 and
                December 31, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

             Consolidated Statements of Income for the
                Three Months Ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . .      2

             Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . .      3

             Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . .      4

   Item 2 -  Management's Discussion and Analysis of Financial
             Condition and Results of Operations    . . . . . . . . . . . . . . . . . . . . .      8



PART II - OTHER INFORMATION


   Item 1. - Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

   Item 2. - Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

   Item 3. - Defaults upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . .     11

   Item 4. - Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . .     11

   Item 5. - Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

   Item 6. - Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . .     11


SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18


                        PART I - FINANCIAL INFORMATION

                  MAJOR REALTY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     March 31, 1997 and December 31, 1996

                                (in thousands)

                                                                                 March 31,            December 31,
                                                                                   1997                    1996
                                                                               -----------             ----------
                            ASSETS                                             (unaudited)              (audited)

Cash and cash equivalents                                                       $      245             $      320
Mortgage note receivable                                                             2,750                  2,750
Land held for sale or development                                                    4,972                  4,970
Land under lease                                                                       171                    171
Other assets                                                                           978                    915
                                                                                ----------             ----------
                                                                                $    9,116             $    9,126
                                                                                ==========             ==========


                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                                                        $       45             $       58
Accrued expenses                                                                       993                    790
Convertible mortgage note payable due to related party                               5,064                  5,064
Deferred income taxes                                                                   26                     26
                                                                                ----------             ----------
                                                                                     6,128                  5,938
                                                                                ----------             ----------



Stockholders' equity:
  Series A Junior participating preferred stock -
    $1.00 par value; authorized, 80,000 shares,
    none outstanding                                                                    -                      -
  Common stock - $.01 par value; authorized,
    12,000,000 shares; issued and outstanding,
    6,893,378 shares                                                                    69                     69
Capital in excess of par value                                                       7,822                  7,822
Accumulated deficit                                                                 (4,903)               ( 4,703)
                                                                                ----------             ----------

  Total stockholders' equity                                                         2,988                  3,188
                                                                                ----------             ----------

                  TOTAL                                                         $    9,116             $    9,126
                                                                                ==========             ==========


See Notes to Consolidated Financial Statements.

                  MAJOR REALTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
              For the three months ended March 31, 1997 and 1996
                                 (unaudited)

                    (in thousands; except per share data)


                                                                                    1997                    1996
                                                                                  --------               --------

Revenues:
   Sales of real estate                                                           $      -               $      -
   Lease income                                                                         33                     33
   Interest and other income                                                            75                     72
                                                                                  --------               --------

      Total revenues                                                                   108                    105
                                                                                  --------               --------

Costs and Expenses:
   Cost of real estate sold:
      Improved and unimproved land                                                       -                      -
      Commissions & other expenses                                                       -                      -
   Selling, general and administrative                                                 179                    177
   Interest cost                                                                       129                    136
                                                                                  --------               --------

      Total costs and expenses                                                         308                    313
                                                                                  --------               --------




Income before provision for income taxes                                              (200)                  (208)
Provision for income taxes                                                               -                      -
                                                                                  --------               --------

   Net income                                                                     $   (200)              $   (208)
                                                                                  ========               ========

Net income per common share                                                       $   (.03)              $   (.03)
                                                                                  ========               =========

Average number of
   common and common
   equivalent shares outstanding                                                     6,893                   6,893
                                                                                  ========               =========





See Notes to Consolidated Financial Statements.

                  MAJOR REALTY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended March 31, 1997 and 1996
                                 (unaudited)

                                (in thousands)

                                                                                     1997                   1996
                                                                                     ----                   ----

Cash flows from operating activities:
Net income (loss)                                                                    $(200)                $ (208)
                                                                                     -----                 ------
   Adjustments to reconcile net income (loss) to net
      cash used for operating activities:
      Depreciation and amortization                                                      1                      6
      Increase in other assets and other receivables                                   (65)                   (62)
      Increase in income taxes receivable                                                -                     (7)
      Decrease in income taxes payable                                                   -                    (78)
      Increase (decrease) in accounts payable
          and accrued liabilities                                                      190                   (255)
                                                                                     -----                 ------
          Total adjustments                                                            126                   (396)
                                                                                     -----                 ------
          Net cash used for operating activities                                       (74)                  (604)
                                                                                     -----                 ------

Cash flows from investing activities:
   Additions to land held for sale or development                                       (1)                    (3)
                                                                                     -----                 ------

          Net cash (used for) provided by
          investing activities                                                          (1)                    (3)
                                                                                     -----                 ------

Cash flows from financing activities:
   Proceeds from mortgage notes payable                                                  -                      -
Principal payments of mortgage
      notes payable                                                                      -                      -
   Increase in restricted cash                                                           -                      -
                                                                                     -----                 ------
      Net cash used for
           financing activities                                                          -                      -
                                                                                     -----                 ------

Net decrease in cash and cash equivalents                                              (75)                  (607)
Cash and cash equivalents at beginning
   of period                                                                           320                  1,006
                                                                                     -----                 ------
Cash and cash equivalents at end of period                                           $ 245                 $  399
                                                                                     =====                 ======

See Note 3 for non-cash activities.
See Notes to Consolidated Financial Statements


                  MAJOR REALTY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (unaudited)



Note 1 - Consolidated Financial Statements

         The interim consolidated financial statements for Major Realty Corporation and its subsidiaries (the "Company") are unaudited and should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB Annual Report for the year ended December 31, 1996.

         In the opinion of management, all adjustments (which include only normal recurring adjustments except as otherwise disclosed) necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported herein have been made. Interim financial statements are not necessarily indicative of the results which may be reported for the year ended December 31, 1997.


Note 2 - Per Share Data

         Per share data is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include shares issuable on the exercise of stock options net of shares assumed to have been purchased from the proceeds. For the three months ended March 31, 1997 and 1996, common stock equivalents have been excluded from the computation since their effect would be antidilutive.


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


Note 4 - Related Party Transactions

         During February 1995, the Company entered into a loan arrangement with Acceptance Insurance Companies Inc. ("Acceptance") whereby Acceptance acquired the Company's promissory note and mortgage to Valassis Enterprises, L.P. of $282,000, including accrued interest, and provided additional funds which were used to repay two promissory notes in the aggregate amount of $103,000, including accrued interest, held by Acceptance, fund the interest reserve of $770,000 due in connection with the Company's indebtedness to PNC Bank, Kentucky, Inc. (the "PNC Bank Note"), pay real estate taxes in the amount of $327,000, pay loan closing and extension costs of $75,000 and provide working capital of approximately $43,000. The aggregate indebtedness to Acceptance in connection with these transactions was $1,600,000, represented by a single promissory note due in January 1996, which provided for interest, at the rate of twelve percent (12%) per annum, to accrue monthly and be paid at maturity.

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

                  MAJOR REALTY CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (unaudited)


Note 4 - Related Party Transactions (Continued)

         On April 23, 1997, the Company borrowed $300,000 on the line of credit to pay 1996 real estate taxes due in the amount of $261,000 and to provide working capital.

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

         The renewal extended the term of the Agreement until March 31, 1997, and an amendment executed in March 1997 extended the term of the agreement until December 31, 1997. At December 31, 1996, the Company owed Heritage $21,000 under the Employee Lease Agreement, including $2,000 in interest. In addition, the Company reimburses Mr. Treadwell for all reasonable travel expenses including transportation to and from his home city of Southgate, Michigan. The Company has also granted Mr. Treadwell options to purchase 200,000 shares of common stock.

Item 2. -        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         NET INCOME

         The Company recorded a net loss of $200,000, or ($.03) per share for the three months ended March 31, 1997, as compared to a net loss of $208,000, or ($.03) per share for the same three month period in 1996. The 1997 and 1996 net losses were due to the fact the Company had no land sales during these periods.

         REVENUES

         Substantially all of the Company's revenues for the three months ended March 31, 1997, were generated by a ground lease and interest on a mortgage note receivable.

         COSTS AND EXPENSES

         For the three months ended March 31, 1997, selling, general and administrative costs were $179,000, as compared to $177,000 during the comparable period of the prior year reflecting similar levels of activity and landholding costs.

         Interest costs for the three months ended March 31, 1997 and March 31, 1996 were $129,000 and $136,000, respectively. The decrease is due to a decrease in the interest rate on the Company's mortgage note payable.

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

         On December 31, 1996, the Company was indebted to Acceptance pursuant to a loan restructure arrangement entered into on October 18, 1995, in the amount of $5,064,144, comprised of $747,313 due to Acceptance under the terms of a February 1995 restructuring and $4,316,881 previously owed to Citizens Fidelity Bank and Trust Company, now known as PNC Bank, Kentucky, Inc. ("PNC"), which indebtedness was acquired by Acceptance immediately prior to the restructuring. The aggregate indebtedness of the restructured loan was represented by a single promissory note, due May 1, 1998, unless there was a change in control of the Company prior to such time, in which event the maturity of the loan would be accelerated. The interest rate on the restructured loan was prime plus 1.5%, and with interest payable quarterly in arrears. In January 1996, the Company made a payment of

$106,000 for interest relating to the fourth quarter of 1995. The Company obtained permission to defer the remaining quarterly interest payments due in 1996 and 1997 to Acceptance on its $5.1 million mortgage note in the event the Company's cash flow was insufficient to make such payments, pending the receipt of funds from the sale of additional properties or other sources. Accordingly, the Company did not make the $126,000 quarterly interest payments due on April 1, July 1, or October 1, 1996, and January 1 and April 1, 1997. In September 1996, the Company made a payment to Acceptance in the amount of $240,000 which was applied to the deferred interest due from the first two quarters of 1996. The balance of the deferred interest as of December 31, 1996, was approximately $263,000.

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

         In April 1997, Acceptance provided the Company a $500,000 line of credit. Under this revolving credit facility, the Company may borrow and reborrow up to $500,000. All borrowings are due May 1, 1998, unless there is a change in control of the Company prior to such time, in which event the maturity of the loan will be accelerated. The interest rate on the line of credit is prime plus 2.5%, with interest accruing and added to principal on a monthly basis in arrears. The Company is required to pay a fee to Acceptance on December 31, 1997, and on the maturity date of the note, equal to 0.5% of the average unused portion of the line of credit during each period. The Company paid Acceptance a fee of $15,000 in connection with the restructuring of the $5.1 million mortgage loan and the establishment of the line of credit. On April 23, 1997, the Company borrowed $300,000 on the line of credit to pay 1996 real estate taxes due in the amount of $261,000 and to provide working capital.

         Under an amendment to the employee lease agreement with Heritage Network, Incorporated ("Heritage"), effective April 1, 1996, pursuant to which David L. Treadwell provides services to the Company as its Chairman of the Board and Chief Executive Officer, the fee to Heritage was reduced to $25,000 per annum, payable monthly, plus a success fee of .5% with respect to transactions consummated during the term of the Agreement and transactions contracted for which are closed within a specified period of time after termination of the Agreement. The renewal extended the term of the Agreement until March 31, 1997, and an amendment executed in March 1997 extended the term of the Agreement until December 31, 1997. See "Note 10 - Related Party Transactions" to Notes to Consolidated Financial Statements.

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

                         PART II - OTHER INFORMATION

Item 1. - Legal Proceedings.

     None.

Item 2. - Changes in Securities.

     None.

Item 3. - Defaults upon Senior Securities.

     None.

Item 4. - Submission of Matters to a Vote of Security Holders.

     None.

Item 5. - Other Information.

     None.

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

  10.44*    Amendment No. 4 to Employee Lease Agreement, dated April 1, 1996, between the Company,
            Heritage Network Incorporated and David L. Treadwell (previously filed as Exhibit 10.64 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

  10.45*    Amendment No. 2 to Consultant Services Agreement, dated March 20, 1997, between the Company and Development Consultants of Orlando, Inc. (previously filed as Exhibit 10.45 to the
            Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996).

  10.46*    Amendment No. 5 to Employee Lease Agreement, dated March 20, 1997, between the Company,
            Heritage Network Incorporated and David L. Treadwell (previously filed as Exhibit 10.46 to the Company's Amendment No. 1 to Annual Report on Form 10-KSB/A for the fiscal year ended
            December 31, 1996).

  10.47     Mortgage Modification Agreement, dated as of April 1, 1997, by the Company and Acceptance
            Insurance Companies Inc. (previously filed as Exhibit 10.47 to the Company's Amendment No. 1 to Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1996).


  10.48     Restated and Consolidated Promissory Note, dated as of April 1, 1997, made by the Company in favor of Acceptance Insurance Companies Inc. in the original principal sum of $5,450,728.32
            (previously filed as Exhibit 10.48 to the Company's Amendment No. 1 to Annual Report on Form
            10-KSB/A for the fiscal year ended December 31, 1996).

  10.49     Line of Credit Promissory Note, dated as of April 1, 1997, made by the Company in favor of
            Acceptance Insurance Companies Inc. in the original principal sum of $500,000 (previously filed as Exhibit 10.49 to the Company's Amendment No. 1 to Annual Report on Form 10-KSB/A
            for the fiscal year ended December 31, 1996).

  27.1      Financial Data Schedule for Quarter ended March 31, 1997 (for SEC purposes only).


-----------------------------------------------------------
    *  Management contract or compensatory plan or arrangement.


(b) Reports on Form 8-K

         None

                           MAJOR REALTY CORPORATION

                                 FORM 10-QSB

                     For the Quarter Ended March 31, 1997





                                  SIGNATURES


        Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MAJOR REALTY CORPORATION
                                  (Registrant)




      May 14, 1997                    By: /s/ David L. Treadwell
      ------------                    ----------------------------
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


  10.44*    Amendment No. 4 to Employee Lease Agreement, dated April 1, 1996, between the
            Company, Heritage Network Incorporated and David L. Treadwell (previously filed as Exhibit 10.64 to the Company's Annual Report on Form 10-KSB for the
            fiscal year ended December 31, 1995).

  10.45*    Amendment No. 2 to Consultant Services Agreement, dated March 20, 1997, between the Company and Development Consultants of Orlando, Inc. (previously filed as Exhibit 10.45 to the Company's Annual Report on Form 10-KSB for the
            fiscal year ended December 31, 1996).

  10.46*    Amendment No. 5 to Employee Lease Agreement, dated March 20, 1997, between the
            Company, Heritage Network Incorporated and David L. Treadwell (previously filed as Exhibit 10.46 to the Company's Amendment No. 1 to Annual Report on
            Form 10-KSB/A for the fiscal year ended December 31, 1996).

  10.47     Mortgage Modification Agreement, dated as of April 1, 1997, by the Company and
            Acceptance Insurance Companies, Inc. (previously filed as Exhibit 10.47 to the
            Company's Amendment No. 1 to Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1996)

  10.48     Restated and Consolidated Promissory Note, dated as of April 1, 1997, made by the Company in favor of Acceptance Insurance Companies Inc. in the original principal sum of $5,450,728.32 (previously filed as Exhibit 10.48 to the
            Company's Amendment No. 1 to Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1996).

  10.49     Line of Credit Promissory Note, dated as of April 1, 1997, made by the Company in favor of Acceptance Insurance Companies Inc. in the original principal sum of $500,000. (previously filed as Exhibit 10.49 to the Company's Amendment
            No. 1 to Annual Report on Form 10-KSB/A for the fiscal year ended December 31,
            1996)



  27.1 Financial Data Schedule for Quarter Ended March 31, 1997 (for SEC purposes only).


        -------------------------------------------------------
*       MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.