Form 10QSB
period 1997-06-30
MAJOR REALTY CORP
filed 1997-08-08
CIK 61666

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                      For the Quarter Ended June 30, 1997
                          Commission File No. 0-1748



                           MAJOR REALTY CORPORATION
       (Exact name of small business issuer as specified in its charter)



               DELAWARE                                59-0898509
-------------------------------------    -------------------------------------
    (State or other jurisdiction         (I.R.S. Employer Identification No.)
  of incorporation or organization




 5728 MAJOR BOULEVARD, ORLANDO, FLORIDA                 32819
---------------------------------------    -----------------------------------
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

At August   , 1997, 6,893,378 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes       No  X
                                                                -----   -----


================================================================================

                                     INDEX


                                                                                                                   Page No.
                                                                                                                   --------
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

             Consolidated Balance Sheets at June 30, 1997 and
                December 31, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

             Consolidated Statements of Income for the
                Six Months Ended June 30, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

             Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

             Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

   Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8



PART II - OTHER INFORMATION


   Item 1. - Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

   Item 2. - Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

   Item 3. - Defaults upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

   Item 4. - Submission of Matters to a Vote
                of Security Holders   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

   Item 5. - Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

   Item 6. - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18


                         PART I - FINANCIAL INFORMATION

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1997 and December 31, 1996

                                 (in thousands)

                                                                                 June 30,             December 31,
                                                                                   1997                   1996
                                                                               -----------           -------------
                            ASSETS                                             (unaudited)              (audited)
Cash and cash equivalents                                                        $     200             $      320
Mortgage note receivable                                                             2,750                  2,750
Land held for sale or development                                                    4,972                  4,970
Land under lease                                                                       171                    171
Other assets                                                                         1,063                    915
                                                                                 ---------             ----------
                                                                                 $   9,156             $    9,126
                                                                                 =========             ==========


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                                                         $      56             $       58
Accrued expenses                                                                       554                    790
Convertible mortgage note payable due to related party                               5,751                  5,064
Deferred income taxes                                                                   26                     26
                                                                                 ---------             ----------
                                                                                     6,387                  5,938
                                                                                 ---------             ----------



Stockholders' equity:
  Series A Junior participating preferred stock -
    $1.00 par value; authorized, 80,000 shares,
    none outstanding                                                                    -                      -
  Common stock - $.01 par value; authorized,
    12,000,000 shares; issued and outstanding,
    6,893,378 shares                                                                    69                     69
Capital in excess of par value                                                       7,822                  7,822
Accumulated deficit                                                                 (5,122)               ( 4,703)
                                                                                 ---------             ----------

    Total stockholders' equity                                                       2,769                  3,188
                                                                                 ---------             ----------

                  TOTAL                                                          $   9,156             $    9,126
                                                                                 =========             ==========




See Notes to Consolidated Financial Statements.

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended June 30, 1997 and 1996
                                  (unaudited)

                     (in thousands; except per share data)





                                                      FOR THE THREE                       FOR THE SIX
                                                      --------------                      -----------
                                                      MONTHS ENDED:                      MONTHS ENDED:
                                                      -------------                      -------------
                                                   June 30,         June 30,         June 30,         June 30,
                                                    1997             1996              1997            1996
                                                ------------     ------------      -----------      ----------

Revenues:
  Sales of real estate                          $          -       $         -      $        -        $         -
  Lease income                                            33                33              66                 66
  Interest and other income                               78                73             153                145
                                                ------------       -----------      ----------        -----------
          Total revenues                                 111               106             219                211
                                                ------------       -----------      ----------        -----------

Costs and Expenses:
  Cost of real estate sold:
    Improved and unimproved land                           -                 -               -                  -
    Commissions & other expenses                           -                 -               -                  -
  Selling, general and administrative                    166               185             345                361
  Interest cost                                          164               136             293                273
                                                ------------       -----------      ----------        -----------
          Total costs and expenses                       330               321             638                634
                                                ------------       -----------      ----------        -----------

Income (loss) before provision for income taxes         (219)             (215)           (419)              (423)
Provision for income taxes                                 -                 -               -                  -
                                                ------------       -----------      ----------        -----------

          Net income (loss)                     $       (219)      $      (215)     $     (419)       $      (423)
                                                ============       ===========      ==========        ===========
Net loss per common share                       $       (.03)      $      (.03)     $     (.06)       $      (.06)
                                                ============       ===========      ==========        ===========
Average number of
  common and common
  equivalent shares outstanding                        6,893             6,893           6,893              6,893
                                                ============       ===========      ==========        ===========



                   MAJOR REALTY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1997 and 1996
                                  (unaudited)

                                 (in thousands)

                                                                                   1997                   1996
                                                                                ----------             ----------
Cash flows from operating activities:
Net income (loss)                                                                $    (419)             $    (423)
                                                                                 ---------              ---------
   Adjustments to reconcile net income (loss) to net
      cash used for operating activities:
      Depreciation and amortization                                                      6                     13
      Increase in other assets and other receivables                                  (155)                  (139)
      Increase in income taxes receivable                                               -                      (7)
      Change in deferred income taxes                                                   -                      -
      Decrease in income taxes payable                                                  -                     (78)
      Increase (decrease) in accounts payable
          and accrued liabilities                                                     (237)                   (35)
                                                                                 ---------              ---------
          Total adjustments                                                           (386)                  (246)
                                                                                 ---------              ---------
          Net cash used for operating activities                                      (805)                  (669)
                                                                                 ---------              ---------

Cash flows from investing activities:
   Additions to land held for sale or development                                       (1)                   (16)
   Proceeds from the sale of land held for sale
      or development                                                                    -                      -
   Purchase of equipment                                                                -                      (1)
                                                                                 ---------              ---------

          Net cash (used for) provided by
          investing activities                                                          (1)                   (17)
                                                                                 ---------              ---------

Cash flows from financing activities:
   Proceeds from mortgage notes payable                                                686                     -
Principal payments of mortgage
      notes payable                                                                     -                      -
   Increase in restricted cash                                                          -                      -
                                                                                 ---------              ---------
      Net cash used for
           financing activities                                                        686                     -
                                                                                 ---------              ---------

Net decrease in cash and cash equivalents                                             (120)                  (686)
Cash and cash equivalents at beginning
   of period                                                                           320                  1,006
                                                                                 ---------              ---------
Cash and cash equivalents at end of period                                       $     200              $     320
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


Note 3 - Land Held for Sale or Development

         During May 1997, the Company signed a contract for approximately $850,000, for approximately 10.07 acres of multi-family land located on Cason Cove Drive in Orlando. The Buyer has made a $50,000 non-refunable deposit and scheduled closing date is August 28, 1997.

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

         The Company's obligation to pay the foregoing amount, as well as additional interest of $124,000 accrued from January 1 through March 31, 1997, was restructured in April 1997, and such aggregate accrued interest and the $5.1 million principal amount due to Acceptance have been consolidated into a new promissory note due May 31, 1998, unless there is a change in control of the Company prior to such time, in which event the maturity of the loan will be accelerated. The interest rate on the restructured loan is prime plus 2.5%, with interest accruing and added to principal on a quarterly basis in arrears. The Company's indebtedness to Acceptance is secured by a first mortgage on substantially all of the Company's property, including certain notes and mortgages payable to the Company from third parties. Subject to the Company's right to repay the note, the outstanding principal amount of the note (or any portion thereof), plus accrued but unpaid interest, is convertible into Common Stock at the option of Acceptance at any time upon 20 days prior notice, based upon a price per share equal to the average closing price of the Common Stock during the 30-day period immediately preceding the date of Acceptance's notice of its election to convert. The accrued interest on the note at June 30, 1997 was $152,000.

         In April 1997, Acceptance provided the Company a $500,000 line of credit. Under this revolving credit facility, the Company may borrow and reborrow up to $500,000. All borrowings are due May 31, 1998, unless there is a change in control of the Company prior to such time, in which event the maturity of the loan will be accelerated. The interest rate on the line of credit is prime plus 2.5%, with interest accruing and added to principal on a monthly basis in arrears. The Company is required to pay a fee to Acceptance on December 31, 1997, and on the maturity date of the note, equal to 0.5% of the average unused portion of the line of credit during each period. The Company paid Acceptance a fee of $15,000 in connection with the restructuring of the $5.1 million mortgage loan and the establishment of the line of credit.

                                  (Continued)

                   MAJOR REALTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)


Note 4 - Related Party Transactions (Continued)


         On April 23, 1997, the Company borrowed $300,000 on the line of credit to pay 1996 real estate taxes due in the amount of $261,000 and to provide working capital. At June 30, 1997 the interest accrued on the line of credit was $6,600.

         Acceptance beneficially owns 33.1% of the common stock of the Company. All of the Company's directors also are directors of Acceptance. George F. Valassis, who beneficially owns 9.7% of the common stock of the Company, also beneficially owns 23.1% of the common stock of Acceptance. By virtue of such positions with or interests in Acceptance, such persons may have a material indirect interest in the transactions described above between the Company and Acceptance.

         David L. Treadwell, Chairman of the Board of Directors, serves as the Company's Chief Executive Officer pursuant to an Employee Lease Agreement (the "Agreement") with Mr. Treadwell's primary employer Heritage Network, Incorporated ("Heritage"). The Agreement, which commenced on March 27, 1992, requires Mr. Treadwell to devote such time to his duties as Chief Executive Officer as he and the Board of Directors determine to be necessary. The Agreement has been amended five times and currently provides for an annual fee of $25,000, payable monthly. The Company also is required to pay a success fee of .5% with respect to transactions which are consummated during the term of the Agreement or closed within a specified period of time after termination of the Agreement, up to a maximum success fee of $75,000. The fifth amendment, executed in March 1997, extended the term of the Agreement until December 31, 1997. At June 30, 1997, the Company owed Heritage approximately $19,000 for unpaid fees and interest previously deferred under the Agreement.

         As part of the original Agreement, Mr. Treadwell was granted the right to purchase from the Company 100,000 shares of the common stock of the Company, par value $0.01 per share, for $2.7679 per share. These options, all of which are vested, terminate upon Mr. Treadwell's resignation as Chief Executive Officer of the Company or upon termination of the Agreement.

Item 2. -        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         NET INCOME

         The Company recorded a net loss of $219,000, or ($.03) per share for the three months ended June 30, 1997, as compared to a net loss of $215,000, or ($.03) per share for the same three month period in 1996. The 1997 and 1996 net losses were due to the fact the Company had no land sales or other new transactions during these periods.

         REVENUES

         Substantially all of the Company's revenues for the three months ended June 30, 1997, were generated by a ground lease and interest on a mortgage note receivable.

         COSTS AND EXPENSES

         For the three months ended June 30, 1997, selling, general and administrative costs were $166,000, as compared to $185,000 during the comparable period of the prior year. For the six months ended June 30, 1997, and June 30, 1996, such costs were $345,000 and $361,000, respectively. The decreases were due to the the Company's continued efforts to reduce costs.

         Interest costs for the three months ended June 30, 1997, and June 30, 1996, were $164,000 and $136,000, respectively. For the six months periods ended June 30, 1997, and June 30, 1997, such costs were $293,000 and $273,000, respectively. The increases were due to the increase in the interest rate on the Company's mortgage note payable and the line of credit.

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

         The Company's obligation to pay the foregoing amount, as well as additional interest of $123,614 accrued from January 1 through March 31, 1997, was restructured in April 1997, and such aggregate accrued interest and the $5.1 million principal amount due to Acceptance have been consolidated into a new promissory note due May 31, 1998, unless there is a change in control of the Company prior to such time, in which event the maturity of the loan will be accelerated. The interest rate on the restructured loan is prime plus 2.5%, with interest accruing and added to principal on a quarterly basis in arrears. Subject to the Company's right to prepay the note, the outstanding principal amount of the note (or any portion thereof), plus accrued but unpaid interest, is convertible into common stock of the Company at the option of Acceptance at any time upon 20 days prior notice, based upon a price per share equal to the average closing price of the common stock during the 30-day period immediately preceding the date of Acceptance's notice of its election to convert. The Company's indebtedness to Acceptance is secured by a first mortgage on substantially all of the Company's property, including the certain notes and mortgages payable to the Company from third parties. The accrued interest on the note at June 30, 1997, was $152,000.

         In April 1997, Acceptance provided the Company a $500,000 line of credit. Under this revolving credit facility, the Company may borrow and reborrow up to $500,000. All borrowings are due May 31, 1998, unless there is a change in control of the Company prior to such time, in which event the maturity of the loan will be accelerated. The interest rate on the line of credit is prime plus 2.5%, with interest accruing and added to principal on a monthly basis in arrears. The Company is required to pay a fee to Acceptance on December 31, 1997, and on the maturity date of the note, equal to 0.5% of the average unused portion of the line of credit during each period. The Company paid Acceptance a fee of $15,000 in connection with the restructuring of the $5.1 million mortgage loan and the establishment of the line of credit. On April 23, 1997, the Company borrowed $300,000 on the line of credit to pay 1996 real estate taxes due in the amount of $261,000 and to provide working capital. At June 30, 1997, the interest accrued on the line of credit was $6,600.

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

                          PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

         None.

Item 2. - Changes in Securities

         None.

Item 3. - Defaults upon Senior Securities

         None.

Item 4. - Submission of Matters to a Vote of Security Holders

         None.

Item 5. - Other Information

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

      27.1      Financial Data Schedule for Quarter ended June 30, 1997 (for SEC purposes only).

         -----------------------------------------------------------
         *  Management contract or compensatory plan or arrangement.


(b)      Reports on Form 8-K

                 None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MAJOR REALTY CORPORATION
                                     (Registrant)




   August 8, 1997                    By: /s/ David L. Treadwell
-----------------                        ----------------------------
     Date                                    David L. Treadwell
                                             Chairman and CEO
                                             (Principal Financial Officer)

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

      27.1      Financial Data Schedule for Quarter ended June 30, 1997 (for SEC purposes only).

         ---------------------------------------------------
         *  MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.