Form 10QSB
period 1997-09-30
MAJOR REALTY CORP
filed 1997-11-14
CIK 61666

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1997              Commission File No. 0-1748



                            MAJOR REALTY CORPORATION
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

                     DELAWARE                                                   59-0898509
-------------------------------------------------------------      -------------------------------------
(State or other jurisdiction of incorporation or organization       (I.R.S. Employer Identification No.)

     5728 MAJOR BOULEVARD, ORLANDO, FLORIDA                                       32819
------------------------------------------------                   -------------------------------------
      (Address of principal executive offices)                                 (Zip Code)


        Registrant's Telephone Number, Including Area Code: 407/351-1111


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  YES X   NO
                                                                        --    --

At November 13, 1997, 6,893,378 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes      No  X
                                                               --        --
================================================================================

                                      INDEX
                                      -----

                                                                                                   Page No.
                                                                                                   --------
PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

                 Consolidated Balance Sheets at September 30, 1997 and
                    December 31, 1996....................................................................... 1

                 Consolidated Statements of Income for the
                    Nine Months Ended September 30, 1997 and 1996........................................... 2

                 Consolidated Statements of Cash Flows for the
                    Nine Months Ended September 30, 1997 and 1996........................................... 3

                 Notes to Consolidated Financial Statements................................................. 4

        Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................................................ 8

PART II - OTHER INFORMATION

        Item 1. - Legal Proceedings.........................................................................11

        Item 2. - Changes in Securities.....................................................................11

        Item 3. - Defaults upon Senior Securities...........................................................11

        Item 4. - Submission of Matters to a Vote
                    of Security Holders.....................................................................11

        Item 5. - Other Information.........................................................................11

        Item 6. - Exhibits and Reports on Form 8-K..........................................................11

SIGNATURES..................................................................................................18

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                    MAJOR REALTY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996

                                 (in thousands)

                                                                                  Sept. 30,     December 31,
                                                                                    1997             1996
                                                                               -------------    -------------
                   ASSETS                                                       (unaudited)        (audited)

Cash and cash equivalents                                                           $   329           $   320
Mortgage note receivable                                                              2,750             2,750
Land held for sale or development                                                     4,214             4,970
Land under lease                                                                        171               171
Other assets                                                                          1,137               915
                                                                                    -------           -------
                                                                                    $ 8,601           $ 9,126
                                                                                    =======           =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                                                            $    30           $    58
Accrued expenses                                                                        496               790
Convertible mortgage note payable due to related party                                5,416             5,064
Deferred income taxes                                                                    26                26
                                                                                    -------           -------
                                                                                      5,968             5,938
                                                                                    -------           -------



Stockholders' equity:
  Series A Junior participating preferred stock -
   $1.00 par value; authorized, 80,000 shares,
   none outstanding                                                                       -                 -
  Common stock - $.01 par value; authorized,
    12,000,000 shares; issued and outstanding,
    6,893,378 shares                                                                     69                69
Capital in excess of par value                                                        7,822             7,822
Accumulated deficit                                                                  (5,258)          (4,703)
                                                                                    -------           -------

    Total stockholders' equity                                                        2,633             3,188
                                                                                    -------           -------

                  TOTAL                                                             $ 8,601           $ 9,126
                                                                                    =======           =======

See Notes to Consolidated Financial Statements.

                    MAJOR REALTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             For the three months ended September 30, 1997 and 1996
                                   (unaudited)

                      (in thousands; except per share data)

                                                  FOR THE THREE                       FOR THE NINE
                                                  -------------                       ------------
                                                  MONTHS ENDED:                       MONTHS ENDED:
                                                  -------------                       -------------
                                                   Sept. 30,   Sept. 30,        Sept. 30,      Sept. 30,
                                                     1997        1996              1997           1996
                                                  ---------  -----------      ----------     -----------
Revenues:
    Sales of real estate                          $   875      $  411         $   875        $   411
    Lease income                                       32          32              98             98
    Interest and other income                          81          75             234            220
                                                  -------      ------         -------        -------

         Total revenues                               988         518           1,207            729
                                                  -------      ------         -------        -------

Costs and Expenses:
    Cost of real estate sold:
         Improved and unimproved land                 783         160             783            160
         Commissions & other expenses                  29          17              29             17
    Selling, general and administrative               143         132             488            493
    Interest cost                                     169         136             462            409
                                                  -------      ------         -------        -------

        Total costs and expenses                    1,124         445           1,762          1,079
                                                  -------      ------         -------        -------




Income (loss) before provision for income taxes      (136)         73            (555)          (350)
Provision for income taxes                              -           -               -              -
                                                  -------      ------         -------        -------


    Net income (loss)                             $  (136)     $   73         $  (555)       $  (350)
                                                  =======      ======         =======        =======

Net loss per common share                         $  (.02)     $  .02         $  (.08)       $  (.06)
                                                  =======      ======         =======        =======

Average number of
    common and common
    equivalent shares outstanding                   6,893       6,893           6,893          6,893
                                                  =======      ======         =======        =======

                    MAJOR REALTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1997 and 1996
                                   (unaudited)

                                 (in thousands)

                                                                1997        1996
                                                             ----------  ---------
Cash flows from operating activities:
Net income (loss)                                               $  (555)   $  (350)
                                                                -------    -------
            Adjustments to reconcile net income (loss) to net
               cash used for operating activities:
               Depreciation and amortization                         10         19
               Net gain on sales of real estate                      63       (235)
               Increase in other assets and other receivables      (233)      (195)
               Increase in income taxes receivable                    -         (7)
               Change in deferred income taxes                        -          -
               Decrease in income taxes payable                       -        (78)
               Increase (decrease) in accounts payable
                   and accrued liabilities                         (321)       (97)
                                                                -------    -------
                   Total adjustments                               (481)      (594)
                                                                -------    -------
                   Net cash used for operating activities        (1,036)      (943)
                                                                -------    -------

Cash flows from investing activities:
            Additions to land held for sale or development          (26)       (25)
            Proceeds from the sale of land held for sale
               or development                                       719        394
            Purchase of equipment                                     -         (1)
                                                                -------    -------

                   Net cash (used for) provided by
                   investing activities                             693        368
                                                                -------    -------

Cash flows from financing activities:
            Proceeds from mortgage notes payable                    687          -
            Principal payments of mortgage
               notes payable                                       (335)         -
            Increase in restricted cash                               -          -
                                                                -------    -------
               Net cash used for
                    financing activities                            352          -
                                                                -------    -------

Net decrease in cash and cash equivalents                             9       (575)
Cash and cash equivalents at beginning
            of period                                               320      1,006
                                                                -------    -------
Cash and cash equivalents at end of period                      $   329    $   431
                                                                =======    =======

See Note 3 for non-cash activities
See Notes to Consolidated Financial Statements

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

Note 2 - Per Share Data

         Per share data is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include shares issuable on the exercise of stock options net of shares assumed to have been purchased from the proceeds. For the nine months ended September 30, 1997 and 1996, common stock equivalents have been excluded from the computation since their effect would be antidilutive.

Note 3 - Land Held for Sale or Development

         During May 1997, the Company signed a contract for $850,000, for 10.07 acres of multi-family land located on Cason Cove Drive in Orlando. The sale closed in August, 1997. The sale price was paid in cash at closing. Approximately $595,000 of the proceeds was used to repay company debt and the remainder will be used for company operations.

         During November, 1997, the Company signed a contract for $700,000, for 2 acres of commercial land located on the east side of Major Boulevard in Orlando. The buyer has made a $10,000 deposit and has a 45-day risk free inspection period to look at the property to determine if it wishes to proceed with the contract. Closing is estimated in March 1998.

                                   (Continued)

                    MAJOR REALTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

Note 3 - Land Held for Sale or Development (Continued)

         During October, 1997, the Company signed a contract for $700,000, for
1.75 acres of commercial land located on the west side of Major Boulevard in Orlando. The buyer has made a $10,000 deposit and has a 60-day risk free inspection period to determine if it wishes to proceed with the contract. If the Buyer proceeds with the contract an additional $60,000 deposit will be required. Closing is estimated in March, 1998.

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

         The Company's obligation to pay the foregoing amount, as well as additional interest of $124,000 accrued from January 1 through March 31, 1997, was restructured in April 1997, and such aggregate accrued interest and the $5.1 million principal amount due to Acceptance have been consolidated into a new promissory note due May 31, 1998, unless there is a change in control of the Company prior to such time, in which event the maturity of the loan will be accelerated. The interest rate on the restructured loan is prime plus 2.5%, with interest accruing and added to principal on a quarterly basis in arrears. The Company's indebtedness to Acceptance is secured by a first mortgage on substantially all of the Company's property, including certain notes and mortgages payable to the Company from third parties. Subject to the Company's right to repay the note, the outstanding principal amount of the note (or any portion thereof), plus accrued but unpaid interest, is convertible into Common Stock at the option of Acceptance at any time upon 20 days prior notice, based upon a price per share equal to the average closing price of the Common Stock during the 30-day period immediately preceding the date of Acceptance's notice of its election to convert. The accrued interest on the note at September 30, 1997 was $60,000.

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

                    MAJOR REALTY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

Note 4 - Related Party Transactions (Continued)

         On April 23, 1997, the Company borrowed $300,000 on the line of credit to pay 1996 real estate taxes due in the amount of $261,000 and to provide working capital. On August 25, 1997, the Company repaid Acceptance the $300,000 on the line of credit and $12,000 in accrued interest on the advance and the unused portion of the line of credit. At September 30, 1997, the interest accrued on the line of credit was $250.

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

         David L. Treadwell, Chairman of the Board of Directors, serves as the Company's Chief Executive Officer pursuant to an Employee Lease Agreement (the "Agreement") with Mr. Treadwell's primary employer Heritage Network, Incorporated ("Heritage"). The Agreement, which commenced on March 27, 1992, requires Mr. Treadwell to devote such time to his duties as Chief Executive Officer as he and the Board of Directors determine to be necessary. The Agreement has been amended five times and currently provides for an annual fee of $25,000, payable monthly. The Company also is required to pay a success fee of .5% with respect to transactions which are consummated during the term of the Agreement or closed within a specified period of time after termination of the Agreement, up to a maximum success fee of $75,000. The fifth amendment, executed in March 1997, extended the term of the Agreement until December 31, 1997. At September 30, 1997, the Company owed Heritage approximately $19,000 for unpaid fees and interest previously deferred under the Agreement.

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

Item 2. -         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         NET INCOME

         The Company recorded a net loss of $136,000, or ($.02) per share for the three months ended September 30, 1997, as compared to a net gain of $73,000, or $.02 per share for the same three month period in 1996. The difference in operating results was due primarily to the fact that the Company's gain on the real estate parcel sold in the third quarter of 1996 was greater than that on the sale during the corresponding period of 1997.

         REVENUES

         Approximately 89% of the Company's revenues ($875,000) for the three months ended September 30, 1997, were generated by the sale of a 10 acre parcel of real estate. The remaining $113,000 of revenue came from payments under a ground lease and interest on a mortgage note receivable. No land sales were recorded during the first six months of 1997, and, accordingly, the proportion of the Company's revenues for the nine months ended September 30, 1997, attributable to land sales decreased to approximately 72% of the Company's revenues.

         COSTS AND EXPENSES

         For the three months ended September 30, 1997, selling, general and administrative costs were $143,000, as compared to $132,000 during the comparable period of the prior year. For the nine months ended September 30, 1997, and September 30, 1996, such costs were $488,000 and $493,000, respectively.

         Interest costs for the three months ended September 30, 1997, and September 30, 1996, were $169,000 and $136,000, respectively. For the nine months periods ended September 30, 1997, and September 30, 1997, such costs were $462,000 and $409,000, respectively. The increases were due to the increase in the interest rate on the Company's mortgage note payable and the line of credit.

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

         The Company's obligation to pay the foregoing amount, as well as additional interest of $123,614 accrued from January 1 through March 31, 1997, was restructured in April 1997, and such aggregate accrued interest and the $5.1 million principal amount due to Acceptance have been consolidated into a new promissory note due May 31, 1998, unless there is a change in control of the Company prior to such time, in which event the maturity of the loan will be accelerated. The interest rate on the restructured loan is prime plus 2.5%, with interest accruing and added to principal on a quarterly basis in arrears. Subject to the Company's right to prepay the note, the outstanding principal amount of the note (or any portion thereof), plus accrued but unpaid interest, is convertible into common stock of the Company at the option of Acceptance at any time upon 20 days prior notice, based upon a price per share equal to the average closing price of the common stock during the 30-day period immediately preceding the date of Acceptance's notice of its election to convert. The Company's indebtedness to Acceptance is secured by a first mortgage on substantially all of the Company's property, including the certain notes and mortgages payable to the Company from third parties. The accrued interest on the note at September 30, 1997, was $60,000.

         In April 1997, Acceptance provided the Company a $500,000 line of credit. Under this revolving credit facility, the Company may borrow and reborrow up to $500,000. All borrowings are due May 31, 1998, unless there is a change in control of the Company prior to such time, in which event the maturity of the loan will be accelerated. The interest rate on the line of credit is prime plus 2.5%, with interest accruing and added to principal on a monthly basis in arrears. The Company is required to pay a fee to Acceptance on December 31, 1997, and on the maturity date of the note, equal to 0.5% of the average unused portion of the line of credit during each period. The Company paid Acceptance a fee of $15,000 in connection with the restructuring of the $5.1 million mortgage loan and the establishment of the line of credit. On April 23, 1997, the Company borrowed $300,000 on the line of credit to pay 1996 real estate taxes due in the amount of $261,000 and to provide working capital. On August 25, 1997, the Company repaid Acceptance the $300,000 on the line of credit and $12,000 in accrued interest on the advance and the unused portion of the letter of credit. At September 30, 1997, the interest accrued on the line of credit was $250.

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

         The Company's operations are dependent upon its ability to generate sufficient cash flow to meet its obligations and operating costs on a timely basis. Management believes that, with reduced operations and the deferrals previously described, the Company has sufficient capital to allow it to continue to meet its obligations through December 31, 1997. Thereafter, operations will depend upon the Company's ability to obtain additional capital through joint venture arrangements, additional loans, sales of additional securities or additional properties, or some combination of the foregoing. There can be no assurance that the Company will be successful in any of such endeavors. During the first nine months of 1997, approximately 72% of the Company's revenues have been derived from the sale of property.

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

     10.12 Second Amendment to Loan Agreement, dated as of August 29, 1991, between the Company and Citizens Fidelity Bank and Trust Company, Louisville,Kentucky (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

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

     27.1 Financial Data Schedule for Quarter ended September 30, 1997 (for SEC purposes only).

         -----------------------------------------------------------
         *  Management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K

                  On September 10, 1997 the Company announced it had sold 10.07 acres of multifamily land located on Cason Cove Drive in Orlando to Water View Partners, LTD. for $850,000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MAJOR REALTY CORPORATION
                                (Registrant)

      November 13, 1997                     By:/s/ David L. Treadwell
-----------------------------                  ---------------------------------
          Date                                     David L. Treadwell
                                                   Chairman and CEO
                                                   (Principal Financial Officer)

                                  EXHIBIT INDEX

                                                                                                                Sequentially
                                                                                                                 Numbered
    Exhibit                                                                                                     ------------
    Number                              Exhibit Description                                                         Page
    ------                              -------------------                                                         ----
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

     27.1 Financial Data Schedule for Quarter ended September 30, 1997 (for SEC purposes only).

         ---------------------------------------------------
         *  MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.