Form 10KSB40
period 1997-12-31
MAJOR REALTY CORP
filed 1998-03-31
CIK 61666

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1997

                                       OR

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-1748

                            MAJOR REALTY CORPORATION
                 (Name of Small Business Issuer in Its Charter)

            DELAWARE                                                  59-0898509
 (State or other jurisdiction of                                (I.R.S. Employer
  incorporation or organization)                             Identification No.)

5728 MAJOR BOULEVARD, SUITE 306, ORLANDO, FLORIDA                          32819
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The Issuer's revenues for its most recent fiscal year, ended December 31, 1997, were $1,291,000.00.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (3,432,267 shares) on March 17, 1998, was $4,084,398. The aggregate market value was computed by reference to the closing price per share on the Nasdaq SmallCap Market on that date.

         The number of shares of Common Stock, par value $.01 per share, of the Registrant outstanding as of March 17, 1998, was 6,893,378.

                     [This page left blank intentionally]

                            MAJOR REALTY CORPORATION
                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB


Part I                                                                           Page
     Item 1. -  Description of Business.........................................   4
     Item 2. -  Description of Property.........................................  13
     Item 3. -  Legal Proceedings...............................................  14
     Item 4. -  Submission of Matters to a Vote of Security Holders.............  15

Part II

     Item 5. -  Market for Common Equity and Related Stockholder Matters........  15
     Item 6. -  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.......................................  15
     Item 7. -  Financial Statements............................................  19
     Item 8. -  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.............................  40

Part III

     Item 9. -  Directors, Executive Officers; Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act...............  40
     Item 10.-  Executive Compensation..........................................  41
     Item 11.-  Security Ownership of Certain Beneficial Owners and Management..  44
     Item 12.-  Certain Relationships and Related Transactions..................  47

Part IV

     Item 13.-  Exhibits and Reports on Form 8-K................................  49

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

INTRODUCTION

         Major Realty Corporation (together with its subsidiaries referred to herein as "Major Realty" or the "Company") is a Delaware corporation qualified to do business in the State of Florida. At December 31, 1997, the Company owned approximately 161 gross acres of real property in the City of Orlando, Florida, in an area known as "Florida Center," a 2,700 acre planned community which contains the Universal Studios Florida studio complex and tourist attraction and is located close to downtown Orlando and such attractions as Walt Disney World's Magic Kingdom, Epcot Center and Sea World.

         The Company's properties, the majority of which were acquired prior to 1969, are located in areas where extensive development activity has been occurring, and, for the most part, are believed to provide desirable locations for the development of residential, commercial or tourist attraction projects.

         The Company, historically, has attempted to realize the value in its properties through a combination of land sales, joint ventures, land leases and other transactions. However, the combination of adverse market conditions, equity requirements for development projects and the Company's financial status made transactions other than land sales difficult to accomplish. Due both to financial need and the ability to achieve value by property sales rather than development activity, the Company's primary source of revenues during the past three fiscal years has been the sale of land.

         In October 1995, the Company announced that its Board of Directors had determined that it was in the best interests of the stockholders to seek a merger partner or otherwise seek a transaction for the sale of the Company. Capital constraints limiting the feasibility of independently developing the Company's existing properties were cited as a primary factor in the Board's decision to seek a merger or sale transaction. On February 11, 1998, the Company signed an Agreement in Principle with Pembroke Acquisition, Inc. concerning a proposed acquisition of the Company. On March 5, the Company entered into an agreement and plan of merger with PBD Holdings, L.P., an affiliate of Pembroke Companies, Inc. and Blackacre Capital Group, L.P., pursuant to which a subsidiary of PBD Holdings will be merged into the Company, and all of the outstanding shares of common stock of the Company ("Common Stock") will be converted into the right to receive $1.25 per share in cash (the "Merger Transaction"). The Merger Transaction has been approved by stockholders holding a majority of the outstanding shares of Common Stock, and the Company is currently preparing an Information Statement to be distributed in early April 1998 to all stockholders describing their rights with respect to the Merger Transaction. See "Recent Developments."

         The Company was incorporated in Delaware in 1959. Its principal executive offices are located at 5728 Major Boulevard, Suite 306, Orlando, Florida 32819, and its telephone number is (407) 351-1111. The Company's Common Stock is traded on the Nasdaq SmallCap Market.

SALE AND DISPOSITION OF CERTAIN PROPERTY

         During the three year period ended December 31, 1997, the Company sold a number of parcels of real property, as described below. All of the Company's property is secured by a mortgage in favor of its lender which contains partial paydown and release provisions. Accordingly, a portion of the proceeds from each of these land sales was used to retire debt and the remainder was used or available for general operations and working capital purposes.

Recent Land Transactions:

         In March 1998, the Company signed a contract for the sale of 42.03 acres gross (15 acres net) of multi-family land located on Conroy Road in Orlando, Florida for $1,500,000. The buyer made a $10,000 deposit and has a 90-day no risk inspection period to look at the property to determine if it wishes to proceed with the contract. If the buyer proceeds with the contract, an additional $90,000 deposit will be required and the closing would occur in September 1998.

         In March 1998, the Company signed a contract for the sale of 6.36 acres of commercial land located at the northeast intersection of Interstate 4 and Kirkman Road in Orlando, Florida for $4,770,000. The buyer has made a $50,000 deposit and has a 60-day no risk inspection period to look at the property to determine if it wishes to proceed with the contract. If the buyer proceeds with the contract, an additional $50,000 deposit will be required and the closing would occur in August 1998.

         In February 1998, the Company signed a contract for the sale of 1.74 acres of commercial land located on the west side of Major Boulevard in Orlando, Florida for $665,000. The buyer has made a $10,000 deposit and has a 60-day no risk inspection period to look at the property to determine if it wishes to proceed with the contract. If the buyer proceeds with the contract, an additional $40,000 deposit will be required and the closing would occur in July 1998.

         In February 1998, the Company signed a contract for the sale of 55 acres gross (16.42 acres net) of multi-family land in the southwestern sector of Orlando, Florida for $2,040,000. The buyer has made a $10,000 deposit and has a 90-day no risk inspection period to look at the property to determine if it wishes to proceed with the contract. If the buyer proceeds with the contract, an additional $90,000 deposit will be required and the closing would occur in August 1998.

         In February 1998, the Company signed a contract for the sale of 2.63 acres of commercial land located on the northeast corner of Republic Drive and Carrier Drive located in Orlando, Florida for $750,000. The buyer has made a $10,000 deposit and has a 60-day no risk inspection period to look at the property to determine if it wishes to proceed with the contract. If the buyer proceeds with the contract, an additional $40,000 deposit will be required and the closing would occur in July 1998.

         In January 1998, the Company signed a contract for the sale of 3 acres of commercial land located on the west side of Major Boulevard in Orlando, Florida for $1,200,000. The buyer has made a $10,000 deposit and has a 90-day no risk inspection period to look at the property to determine if it wishes to proceed with the contract. If the buyer proceeds with the contract, an additional $50,000 deposit will be required and the closing would occur in September 1998.

Land Transactions During 1997

         In November 1997, the Company signed a contract for $700,000, for 2 acres of commercial land located on the east side of Major Boulevard in Orlando, Florida. The buyer made a $10,000 deposit and had a 60-day risk free inspection period to look at the property to determine if it wished to proceed with the contract. During January, 1998, the Buyer made an additional $50,000 deposit and the inspection period was extended until February 5, 1998. The full $60,000 deposit is now non-refundable. On February 5, 1998 the contract was amended to reduce the sales price to $675,000. Closing is scheduled for May 1998.

          In November 1997, the Company signed a contract for $800,000, for 3 acres of commercial land located on the east side of Major Boulevard in Orlando, Florida. The buyer made a $10,000 deposit and had a 45-day risk free inspection period to look at the property to determine if it wished to proceed with the contract. During December, 1997, the Buyer made an additional $20,000 deposit. The full $30,000 deposit became non-refundable at that time. Closing is scheduled for April 1998.

          In November 1997, the Company signed a contract for $700,000, for 2 acres of commercial land located on the east side of Major Boulevard in Orlando, Florida. The buyer made a $10,000 deposit and had a 45-day risk free inspection period to look at the property to determine if it wished to proceed with the contract. During December, 1997, the Buyer made an additional $50,000 deposit. The full $60,000 deposit became non-refundable at that time. Closing is scheduled for April 1998.

         In October 1997, the Company signed a contract for $700,000, for 1.75 acres of commercial land located on the west side of Major Boulevard in Orlando, Florida. The buyer made a $10,000 deposit and had a 60-day risk free inspection period to look at the property to determine if it wished to proceed with the contract. In December, 1997, the Buyer notified the Company of its wish to terminate the contract. The deposit was refunded to the Buyer.

         In May 1997, the Company signed a contract for $850,000 for the sale of
10.09 acres of multi-family land located on Cason Cove Drive in Orlando, Florida. The sale closed in August 1997. The sale price was paid in cash at closing.

Land Transactions During 1996

         In September 1996, the Company signed two contracts for the sale of multi-family land in the southwestern sector of Orlando, Florida. One contract was for approximately 55 acres gross (17 acres net) in the amount of $1,800,000. The other contract was for approximately 43 acres gross (15 acres net) in the amount of $1,350,000. The buyer placed a $10,000 deposit on each parcel and had a 60 day inspection period during which it could cancel one or both of the contracts. On November 13, 1996, the Company received notice from the buyer that it was canceling the contracts. The deposits were refunded to the buyer.

         In August 1996, the Company signed a contract for approximately $1,050,000, for the sale of approximately 2.5 acres of commercial property located on the west side of Major Boulevard in Orlando, Florida. The buyer made a $40,000 deposit and had a 90 day inspection period to determine if it wished to proceed with the contract. On October 15, 1996, the Company received notice from the buyer that it was canceling the contract. The deposit was refunded to the buyer.

         In February 1996, the Company signed a contract for approximately $411,000 for approximately 2.34 acres of commercial property located at the northwest corner of the intersection of Conroy Road and Vineland Road in Orlando, Florida. The sale closed in September 1996. The sales price was paid in cash at closing.

Land Transactions During 1995

         In September 1995, the Company sold 1.06 acres of vacant commercial land located at the southeast corner of Vineland Road and Major Boulevard, Orlando, Florida, to Orlando Foods, Ltd. for the construction of a Wendy's fast food restaurant for $350,000. The sales price was paid in cash at closing.

         In September 1995, the Company sold 1.38 acres of vacant commercial land located at the northwest corner of the intersection of Conroy Road and Vineland Road in Orlando, Florida for $750,000 to San Alto Construction for the construction of a 7-11 convenience store. The sales price was paid in cash at closing.

         In September 1995, the Company sold 10.36 acres of vacant commercial land located at the northeast intersection of Interstate 4 and Kirkman Road in Orlando, Florida to Cracker Barrel Old Country Store, Inc. ("Cracker Barrel") for $6,280,000. The Company received $2,700,000 in cash at closing plus a $3,580,000 non-interest bearing promissory note, secured by a mortgage on the property, which was due in two equal payments, one in April 1996 and the other in April 1997. On March 27, 1996, Cracker Barrel formally notified the Company of its intent to default on the note and reconvey the property to the Company. Consequently, the Company recorded the sale of only 4.0 acres of land for $2,700,000 in 1995 and included the remaining 6.36 acres of land subject to the sale as "Land held for sale or development" at December 31, 1995.

         In August 1995, the Company sold 12.95 acres of vacant land located at the northeast corner of Cason Cove Road and Mission Road in Orlando, Florida for $1,000,000 to National HealthCare, L.P. The sales price was paid in cash at closing.

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

         The following table sets forth information with respect to the real property in Florida Center owned by the Company as of December 31, 1997:


                                                           Land Zoning or Use (in acres)
                                                           -----------------------------
                                                          Multi-family             Lakes and
                                         Commercial        Residential            Conservation        Total
                                         ----------       ------------            ------------        -----
Held primarily for development              38.2                32                   70.2             140.4
or sale

Property leased to third parties*            -0-                20.3                  -0-              20.3
                                        --------------------------------------------------------------------

                                            38.2                52.3                 70.2             160.7

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

         There has been a significant amount of development on properties owned by others within Florida Center, beginning as early as 1969. Currently, the developed properties within the original 2,700 acres known as Florida Center include hotels and motels, light industrial and office projects, apartment and condominium buildings, restaurants and retail shopping, a championship golf course, and major tourist attractions, including Universal Studios Florida and Wet `n Wild.

         Universal Studios Florida, located in the heart of Florida Center, contains a full scale operating motion picture and television studio and an entertainment-theme park attraction. The facility employs over 6,400 people during peak periods and is designed to accommodate over six million visitors a year. Universal Studios opened in October 1988, and the theme park attraction opened in June 1990. Universal Studios Florida is undergoing a major expansion phase, with a new nighttime entertainment district, CityWalk, scheduled to open later in 1998, and a new theme park, Islands of Adventure, scheduled to open in 1999. Both CityWalk and Islands of Adventure are adjacent to Universal Studios Florida

         1.       CORE AREA COMMERCIAL

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

         2.       REPUBLIC DRIVE AREA

         In the Republic Drive Area of Florida Center, the Company owns a vacant
7.6 acre parcel platted for commercial use. The Florida Department of Environmental Protection ("DEP") and the U.S. Army Corps of Engineers made a determination that the entire parcel is environmentally sensitive and within its jurisdiction and, accordingly, could not be developed in its present state without offsite mitigation. The Company has obtained permits from the DEP, the U.S. Army Corps of Engineers and the South Florida Water Management District to develop approximately 2.6 acres of the site. In accordance with the requirements of the permits for off-site mitigation, the Company acquired approximately 27 acres of off-site wetlands in February 1995, which will be deeded to an appropriate governmental agency.

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

         The first tract of land, referred to as the "Lakes" property, currently contains 25.5 acres, which acreage is platted into a 10.5 acre commercial lot and 15 acres for multi-family residential use. An additional 95.2 acres represent existing conservation and lake areas. All roads and utilities are in place.

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

EMPLOYEES AND ADVISORS

         The Company's management is provided by David L. Treadwell, Chairman of the Board and Chief Executive Officer, pursuant to an employee lease agreement with Prechter Holdings, Inc., Mr. Treadwell's employer. See "Item 10. Executive Compensation."

         Gary E. Jahraus served as Vice President of the Company until April 1, 1994, at which time he entered into a one year agreement for the performance of consulting services to the Company. Under the consulting agreement, Mr. Jahraus is paid a monthly fee of $5,000 and will earn a success fee of .5% with respect to transactions consummated during the term of the consulting agreement and transactions contracted for which are closed within a specified period of time after termination of the consulting agreement with a minimum success fee of $5,000 per transaction. Mr. Jahraus has the use of the Company's offices but pays for expenses directly related to his outside business activities. The consulting services agreement with Mr. Jahraus has been renewed through December 31, 1998.

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

RECENT DEVELOPMENTS

                  On February 11, 1998, the Company signed an Agreement in Principle with Pembroke Acquisition, Inc. concerning a proposed acquisition of the Company. On March 5, the Company entered into an agreement and plan of merger with PBD Holdings, L.P., an affiliate of Pembroke Companies, Inc. and Blackacre Capital Group, L.P., pursuant to which a subsidiary of PBD Holdings will be merged into Major, and all of the outstanding shares of Common Stock will be converted into the right to receive $1.25 per share in cash (the "Merger Transaction"). The Merger Transaction has been approved by stockholders holding a majority of the outstanding shares of Common Stock, and the Company is currently preparing an Information Statement to be distributed in early April 1998 to all stockholders describing their rights with respect to the Merger Transaction.

         The following is a summary of the other material terms of the Merger Agreement. This summary is not a complete description of the terms and conditions of the Merger Agreement and is qualified in its entirety by reference to the full text thereof, which is filed as an Exhibit to this

Report. Capitalized terms used and not otherwise defined herein shall have the meanings assigned to them in the Merger Agreement.

         Conditions to Each Party's Obligation to Effect the Merger. The Merger Agreement provides that the respective obligations of each party to effect the Merger are subject to the satisfaction or waiver on or prior to the Merger becoming effective (the "Effective Time") of the following conditions: (i) no provision of any applicable law or regulation and no judgment, injunction, order or decree shall prohibit the consummation of the Merger or impose material limitations on the ability of Holdings to exercise full rights of ownership of the Company's assets or business; and (ii) the performance by the parties in all material respects of their respective obligations under the Merger Agreement prior to the Effective Time and the truth in all material respects of the parties' representations and warranties at the Effective Time.

         In addition, the obligations of Holdings and Merger Sub to effect the Merger are subject to the satisfaction or waiver of the further following conditions: (i) no action or proceeding shall have been instituted by any government or governmental authority or agency, domestic or foreign, or by any other person, domestic or foreign, before any court or governmental authority or agency, domestic or foreign, (a) challenging or seeking to make illegal, to delay materially or otherwise directly or indirectly to restrain or prohibit the consummation of the Merger, seeking to obtain material damages or otherwise directly or indirectly relating to the transactions contemplated by the Merger,
(b) seeking to restrain or prohibit Holding's ownership or operation (or that of its affiliates) of all or any material portion of the business or assets of the Company and its subsidiaries, taken as a whole, or of Holdings and its affiliates, taken as a whole, or to compel Holdings or any of its affiliates to dispose of or hold separate all or any material portion of the business or assets of the Company and its subsidiaries, taken as a whole, or of Holdings and its affiliates, taken as a whole or (c) that otherwise is likely to materially adversely affect the Company and its subsidiaries, taken as a whole, or Holdings and its affiliates, taken as a whole; (ii) no action shall have been taken, or any statute, rule, regulation, injunction, order or decree proposed, enacted, enforced, promulgated, issued or deemed applicable to the Merger, by any court, government or governmental authority or agency, domestic or foreign, that is likely, directly or indirectly, to result in any of the consequences referred to in clauses (a) through (c) of paragraph (i) above; (iii) Holdings shall have received the resignation of the officers and directors of the Company; (iv) at any time after the date of the Merger Agreement, there shall not have occurred any event or series of events having a material adverse effect on the condition (financial or otherwise), business, assets or results of operations of the Company and its subsidiaries taken as a whole; and (v) holders of more than 15% of the outstanding Shares shall not have delivered to the Company, within 20 days after the date on which the Information Statement is mailed to the stockholders of the Company, written notice of their intent to seek, or demand for, appraisal of their shares under Section 262 of the Delaware General Corporation Law.

         Termination of the Merger Agreement. The Merger Agreement may be terminated and the Merger contemplated thereby may be abandoned at any time prior to the Effective Time, notwithstanding approval thereof by the stockholders of the Company, (i) by mutual written consent of the Company and Holdings; (ii) by either the Company or Holdings, if (a) the other party hereto commits a material breach of the Merger Agreement which is not cured within 10 days after notice thereof is given to the breaching party or (b) the Merger has not been consummated by May 15, 1998 (the "Termination Date"); provided that the right to terminate the Agreement pursuant to this clause (ii) is not available to any party whose breach of any provision of the Merger Agreement results in the failure of the Merger to be consummated by the Termination Date, and provided further that in the event that the Securities and Exchange Commission (the "Commission") reviews the Information Statement, the Termination Date shall be extended by a number of days equal to the number of days between the date that the Commission informs the Company that it intends to review the Information Statement and the date on which the Commission informs the Company that it has no further comments on the Information Statement; or
(iii) by either the Company or Holdings, if there shall be any law or regulation that makes consummation of the Merger illegal or otherwise prohibited or if any judgment, injunction, order or decree enjoining Holdings or the Company from consummating the Merger is entered and such judgment, injunction, order or decree shall become final and nonappealable.

         Break-Up Fees. If the Merger Agreement is terminated by the Company due to the material breach thereof by Holdings, Holdings is required promptly to pay to the Company as liquidated damages a fee in cash in an amount equal to $500,000, plus all out-of-pocket expenses incurred in connection with the negotiation of the Merger by the Company, including, without limitation, reasonable fees and expenses of legal counsel, accountants and other professionals in connection with the negotiation and execution of the Agreement in Principle, the Merger Agreement and all of the transactions contemplated therein. Holdings has deposited $500,000 in cash with an escrow agent to partially secure the obligation of Holdings to pay this fee.

         If the Merger Agreement is terminated by Holdings due to the material breach thereof by the Company, the Company is required promptly to pay to Holdings as liquidated damages a fee in cash in an amount equal to $500,000, plus all out-of-pocket expenses incurred in connection with the negotiation of the Merger by Holdings, including, without limitation, reasonable fees and expenses of legal counsel, accountants and other professionals in connection with the negotiation and execution of the Agreement in Principle, the Merger Agreement and all of the transactions contemplated therein.

         Fees and Expenses. The Merger Agreement provides that all costs and expenses in connection with the Merger Agreement and the transaction contemplated by the Merger Agreement shall be paid by the party incurring such cost or expense, whether or not the Merger is consummated, except as provided above under "Break-Up Fees." None of the Company or any of the stockholders who consented to the Merger is paying a fee to an investment banker, broker or other entity in connection with the Merger.

         Conduct of Business by the Company. The Merger Agreement provides that the Company and its subsidiaries will conduct their business in the ordinary course consistent with past practice and use their best efforts to preserve intact their business organizations and relationships with third parties and to keep available the services of their officers and employees.

ITEM 2. DESCRIPTION OF PROPERTY.

         Information with respect to the properties of the Company is set forth under "Item 1. Description of Business - Property Descriptions."

         All of the Company's properties, the majority of which were acquired prior to 1969, are located in Orlando, Florida. The Company believes that they provide desirable locations for the development of residential, commercial or tourist attraction projects; however, development has been slowed in recent years due to the lack of availability to the Company of construction and long-term financing, increasing environmental and other government regulation. See "Item 1. Description of Business - Environmental and Other Regulation" and "- Competition."

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

         For 1997, the Company's real estate taxes for its properties were approximately $230,000.

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

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is traded on the Nasdaq SmallCap Market under the symbol MAJR.

         The high and low closing prices for the Company's stock as reported by Nasdaq for the periods indicated and the approximate number of shareholders are presented below:

                                               For the Year Ended December 31,
                                              1996                          1997
                                              ----                          ----
                                       High          Low            High            Low
1st Quarter                            2-3/8        1-7/8          1-15/32         1-5/16
2nd Quarter                            2-1/8        1-11/16        1-5/8           1-1/16
3rd Quarter                            2-3/16       1-9/16         1-3/32          1-1/16
4th Quarter                            2            1-7/16         1-1/8           1

Approximate Number of
Shareholders                                  2,366                          2,294


No dividends were paid during the years ended December 31, 1997 or 1996. The Company's credit facility with Acceptance Insurance Companies Inc. contains a covenant which expressly prohibits the payment of dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         NET INCOME

         The Company recorded a net loss of $766,000 in 1997, as related to a net loss of $579,000 in 1996. The loss in 1997 and 1996 was due primarily to the fact that the Company was able to sell only one parcel of land during each year for approximately $850,000 and $411,000, respectively. See Note 2 to Consolidated Financial Statements detailing land sales in 1997 and 1996.

         REVENUES

         The Company's revenues in 1997 and 1996 were derived from land sales, interest income from a mortgage note receivable and payments under a ground lease. See "Item 1. Sale and Disposition of Certain Property" and Note 2 to Consolidated Financial Statements.

         COSTS AND EXPENSES

         The cost of real estate sold in 1997 was $813,000, as compared to $198,000 in 1996, reflecting the difference in acquisition cost of the various parcels sold.

         Selling, general and administrative costs in 1997 were $621,000 as compared to $674,000 in 1996. The reduction in selling, general and administrative costs primarily was attributed to the generally reduced scope of the Company's operations.

         Interest cost for 1997 was $623,000, as compared to interest cost of $546,000 for 1996. The increase was due to the increased interest rate of the loan restructure agreement with Acceptance on April 1, 1997. See "Financial Condition and Liquidity" below. The Company did not capitalize interest in 1997 or 1996.

FINANCIAL CONDITION AND LIQUIDITY

         The Company relies on internal sources of capital to meet its operating and debt service requirements. Current internal sources of funds are cash on hand, proceeds from land sales and lease payments. Due to the lack of availability to the Company of construction and long-term financing, development activities with respect to the Company's properties have been significantly reduced, with none of the Company's properties currently designated for any significant above-ground development activity.

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

         Acceptance has agreed to extend the terms of the original promissory note and the line of credit promissory note until May 31, 1999, in the event the Merger Transaction with PBD Holdings, described below, is not consummated.

         Under an amendment to the employee lease agreement with Prechter Holdings, Inc. (formerly, Heritage Network, Incorporated) ("Prechter Holdings"), effective April 1, 1996, pursuant to which David L. Treadwell provides services to the Company as its Chairman of the Board and Chief Executive Officer, the fee to Prechter Holdings was reduced to $25,000 per annum, payable monthly, plus a success fee of .5% with respect to transactions consummated during the term of the Agreement and transactions contracted for which are closed within a specified period of time after termination of the Agreement. The employee lease agreement is terminable by either party on thirty days notice. See "Item 10. Executive Compensation" below and "Note 10 - Related Party Transactions" to Notes to Consolidated Financial Statements.

         On March 5, 1998, the Company entered into an agreement and plan of merger with PBD Holdings, L.P., an affiliate of Pembroke Companies, Inc. and Blackacre Capital Group, L.P., pursuant to which a subsidiary of PBD Holdings will be merged into the Company, and all of the outstanding shares of Common Stock will be converted into the right to receive $1.25 per share in cash (the "Merger Transaction"). The Merger Transaction has been approved by stockholders holding a majority of the outstanding shares of Common Stock, and the Company is currently preparing an Information Statement to be distributed in early April 1998 to all stockholders describing their rights with respect to the Merger Transaction. See "Recent Developments."

         In the event that the Merger Transaction is not consummated, the Company's future operations will be dependent upon its ability to generate sufficient cash flow to meet its obligations and operating costs on a timely basis. Management believes that, with reduced operations and the deferrals previously described, the Company has sufficient capital to allow it to continue to meet its obligations through May 31, 1999. Thereafter, operations will depend upon the Company's ability to obtain additional capital through joint venture arrangements, additional loans, sales of additional securities or additional properties, or some combination of the foregoing. There can be no assurance that the Company would be successful in any of such endeavors.

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

         Inflation had no material effect on the results of operations in 1997 and 1996.

OTHER

Income Taxes

         At December 31, 1997, the Company had net operating loss carryforwards of approximately $6,908,000 million for income tax purposes that expire through 2012, and investment tax credit carryforwards of $172,000 that expire through 2000. These amounts are subject to annual limitations pursuant to provisions of the Internal Revenue Code relating to cumulative changes in ownership. For financial reporting purposes a valuation allowance has been recognized to offset the portion of the deferred tax assets related to those carryforwards which are dependent upon future events primarily related to the sale or development of land. See Note 7 to the Consolidated Financial Statements included under Item 7
- Financial Statements.

ITEM 7.  FINANCIAL STATEMENTS.

         The Company's Financial Statements included herein, at December 31, 1997 and 1996 and for the years ended December 31, 1997 and 1996, consist of the following:

                                                            Page
Report of Independent Accountants .....................      20
Consolidated Balance Sheets ...........................      21
Consolidated Statements of Operations .................      22
Consolidated Statements of Stockholders' Equity .......      23
Consolidated Statements of Cash Flows .................      24
Notes to Consolidated Financial Statements ............      25

                            COOPERS & LYBRAND L.L.P.


REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders of Major Realty Corporation and Subsidiaries

We have audited the consolidated balance sheets of Major Realty Corporation and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                    /s/ COOPERS & LYBRAND L.L.P.

Tampa, Florida
March 11, 1998, except as to the information in Note 6 for which the date is March 25, 1998

                    MAJOR REALTY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS, December 31, 1997 and 1996
                                 (in thousands)


                                                                             1997          1996
                                                                            -------       -------
                               ASSETS
Cash and cash equivalents                                                   $   242       $   320
Mortgage notes receivable                                                     2,750         2,750
Land held for sale or development                                             4,231         4,970
Land under lease                                                                171           171
Other assets                                                                  1,188           915
                                                                            -------       -------

                    Total assets                                            $ 8,582       $ 9,126
                                                                            =======       =======

               LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                                                    $    13       $    58
Accrued expenses                                                                705           790
Convertible mortgage notes payable due to related party                       5,416         5,064
Deferred income taxes                                                            26            26
                                                                            -------       -------

                    Total liabilities                                         6,160         5,938
                                                                            -------       -------

Commitments and contingencies (Notes 8, 10 and 11)

Stockholders' equity:
      Series A Junior participating preferred stock - $1.00 par value;
               authorized, 80,000 shares, none outstanding                       --            --
      Common stock - $.01 par value; authorized,
               12,000,000 shares; issued and outstanding,
               6,893,378 shares                                                  69            69
      Capital in excess of par value                                          7,822         7,822
      Accumulated deficit                                                    (5,469)       (4,703)
                                                                            -------       -------

                    Total stockholders' equity                                2,422         3,188
                                                                            -------       -------
                    Total liabilities and stockholders' equity              $ 8,582       $ 9,126
                                                                            =======       =======


The accompanying notes are an integral part of the consolidated financial statements.

                    MAJOR REALTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the years ended December 31, 1997 and 1996
                      (in thousands except per share data)

                                               1997          1996
                                             -------       -------
Revenues:
     Sales of real estate                    $   875       $   411
     Lease income 131                            131           131
     Interest and other income                   285           297
                                             -------       -------

         Total revenues                        1,291           839
                                             -------       -------


Costs and Expenses:
     Costs of real estate sold:
         Improved and unimproved land            783           174
         Commissions and other expenses           30            24
     Selling, general & administrative           621           674
     Interest cost                               623           546
                                             -------       -------

         Total costs and expenses              2,057         1,418
                                             -------       -------


Loss before provision for income taxes          (766)         (579)
Provision for income taxes                        --            --
                                             -------       -------

         Net loss                            $  (766)      $  (579)
                                             =======       =======

Net loss per common share (basic)            $  (.11)      $  (.08)
                                             =======       =======

Average number of
     common and common equivalent
     shares outstanding (basic)                6,893         6,893
                                             =======       =======


The accompanying notes are an integral part of the consolidated financial statements.

                    MAJOR REALTY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended December 31, 1997 and 1996
                                 (in thousands)

                                  Common Stock    Capital in
                                ----------------   Excess of   Accumulated  Stockholders'
                                Shares    Amount   Par Value     Deficit       Equity
                                ------    ------   ---------   -----------  -------------
Balance, December 31, 1995      6,893      $69      $7,822      $(4,124)       $3,767

       Net loss                                                    (579)         (579)
                                -----      ---      ------      -------        ------

Balance, December 31, 1996      6,893       69       7,822       (4,703)        3,188

       Net loss                                                    (766)         (766)
                                -----      ---      ------      -------        ------

Balance, December 31, 1997      6,893      $69      $7,822      $(5,469)       $2,422
                                =====      ===      ======      =======        ======



The accompanying notes are an integral part of the consolidated financial statements.

                    MAJOR REALTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 1997 and 1996
                                 (in thousands)

                                                                  1997          1996
                                                                -------       -------
Cash flows from operating activities:
     Net loss                                                   $  (766)      $  (579)
                                                                -------       -------
     Adjustments to reconcile net loss to
             net cash used for operating activities:
         Depreciation and amortization of deferred changes           13            26
         Net gain on sales of real estate                           (63)         (235)
         Increase in other assets
             and other receivables                                 (286)         (266)
         (Decrease) increase in accounts payable
             and accrued expenses                                  (129)           61
         Decrease in income taxes payable                            --           (78)
                                                                -------       -------
             Total adjustments                                     (465)         (492)
                                                                -------       -------
         Net cash used for operating activities                  (1,231)       (1,071)
                                                                -------       -------

Cash flows from investing activities:
     Additions to land held for sale or development                 (43)          (23)
     Proceeds from the sale of land held for sale
         or development                                             846           409
     Additions to property and equipment                             (1)           (1)
                                                                -------       -------
         Net cash provided by
              investing activities                                  802           385
                                                                -------       -------

Cash flows from financing activities:
     Proceeds from convertible mortgage notes
         payable due to related party                               686            --
     Principal payments on mortgage notes
         payable to related party                                  (335)           --
                                                                -------       -------

         Net cash provided by
             financing activities                                   351            --
                                                                -------       -------

Net decrease in cash and cash equivalents                           (78)         (686)
Cash and cash equivalents at beginning of year                      320         1,006
                                                                -------       -------
Cash and cash equivalents at end of year                        $   242       $   320
                                                                =======       =======



Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                     $   646       $   346
                                                                =======       =======


See Notes 3, 6 and 10 for non-cash activities.
The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies:

     Description of Operations - The Company operates within the State of Florida in the real estate industry. The Company is engaged in the ownership and development of real estate.

     In October, 1995, the Company announced that its Board of Directors had determined that it was in the best interests of the shareholders to seek a merger partner or otherwise seek a transaction for the sale of the Company. The Company, cited capital constraints limiting the feasibility of independently developing the Company's existing properties as a primary factor in the Board's decision to seek a merger or sale transaction. On March 5, 1998, the Company entered into an Agreement and Plan of Merger with PBD Holdings, Inc. and Pembroke Acquisition, Inc. (see Note 11).

     The Company's operations are dependent upon its ability to generate sufficient cash flow to meet its obligations and operating costs on a timely basis. Management believes the Company has sufficient capital to allow it to continue to meet its obligations through May 31, 1999. Thereafter, operations will depend upon the Company's ability to obtain additional capital through joint venture arrangements, additional loans, sales of additional securities or additional properties, merger partner, transaction for the sale of the Company or some combination of the foregoing. The Company's loan from Acceptance in the amount of approximately $5.4 million is due on May 31, 1998 (see Note 6 and Note 11). There can be no assurance that the Company will be able to secure sufficient funds to repay or refinance the loan.

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


                                  (Continued)

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

     Computation of Loss Per Share - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which replaces the presentation of primary earnings per share with basic earnings per share and which requires dual presentation of basic and diluted earnings per share on the Consolidated Statements of Operations. FAS 128 requires restatement of all prior-period earnings per share data presented. Basic net earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, and diluted net earnings per share includes the effect of unexercised stock options using the treasury stock method. The treasury stock method assumes that common stock was purchased at the average market price during the period. Because the assumed exercise of stock options would have an antidilutive effect on the net loss per share for the years ended December 31, 1997 and 1996, no exercise of stock options was assumed and no diluted net loss per share was presented.

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

2.   Mortgage Notes Receivable:

     Mortgage notes receivable as of December 31, 1997 and 1996 represents the principal balance due on an 8% non-recourse note with principal and interest due in April, 1998. The note was collateralized by a first mortgage on the property received in exchange for the note.

3.   Land Held for Sale or Development:

     As of December 31, 1997, the aggregate carrying cost of land held for sale or development which was under contract to be sold was approximately $562,000.

     During May 1997, the Company signed a contract for $850,000, for 10.09 acres of multi-family land located on Cason Cove Drive in Orlando, Florida. The sale closed in August, 1997. The sale price was paid in cash at closing. Approximately $595,000 of the proceeds was used to repay company debt and the remainder will be used for company operations.

     During October, 1997, the Company signed a contract for $700,000, for 1.75 acres of commercial land located on the west side of Major Boulevard in Orlando, Florida. The buyer made a $10,000 deposit and had a 60-day risk free inspection period to determine if it wished to proceed with the contract. In December, 1997, the Buyer notified the Company of its wish to terminate the contract. The deposit was refunded to the Buyer.

     During November 1997, the Company signed a contract for $700,000, for 2 acres of commercial land located on the east side of Major Boulevard in Orlando, Florida. The buyer made a $10,000 deposit and had a 45-day risk free inspection period to look at the property to determine if it wished to proceed with the contract. During December, 1997, the Buyer made an additional $50,000 deposit. The full $60,000 deposit became non-refundable at that time. Closing is scheduled for April 1998.

     During November 1997, the Company signed a contract for $800,000, for 3 acres of commercial land located on the east side of Major Boulevard in Orlando, Florida. The buyer made a $10,000 deposit and had a 45-day risk free inspection period to look at the property to determine if it wished to proceed with the contract. During December, 1997, the Buyer made an additional $20,000 deposit. The full $30,000 deposit became non-refundable at that time. Closing is scheduled for April 1998.

     During November 1997, the Company signed a contract for $700,000, for 2 acres of commercial land located on the east side of Major Boulevard in Orlando, Florida. The buyer made a $10,000 deposit and had a 60-day risk free inspection period to look at the property to determine if it wished to proceed with the contract. During January, 1998, the Buyer made an additional

     $50,000 deposit and the inspection period was extended until February 5, 1998. The full $60,000 deposit is now non-refundable. On February 5, 1998 the contract was amended to reduce the sales price to $675,000. The closing is scheduled for May 1998.

     During February, 1996, the Company signed a contract for approximately $411,000, for approximately 2.34 acres of commercial property located at the northwest corner of the intersection of Conroy Road and Vineland Road in Orlando, Florida. The sale closed in September, 1996. The sales price was paid in cash at closing. Approximately $240,000 of the net proceeds was used to repay company debt.

     During August, 1996, the Company signed a contract for approximately $1,050,000, for the sale of approximately 2.5 acres of commercial property located on the west side of Major Boulevard in Orlando, Florida. The Buyer made a $40,000 deposit and had a 90 day inspection period to determine if it wished to proceed with the contract. On October 15, 1996, the Company received notice from the Buyer it was canceling the contract. The deposit was refunded to the Buyer.

     During September, 1996, the Company signed two contracts for the sale of multi-family land in the southwestern sector of Orlando, Florida. One contract was for approximately 55 acres gross (17 acres net) in the amount of $1,800,000. The other contract was for approximately 43 acres gross (15 acres net) in the amount of $1,350,000. The Buyer had placed a $10,000 deposit on each parcel and had a 60 day inspection period during which it could cancel one or both of the contracts. On November 13, 1996, the Company received notice from the Buyer it was canceling the contracts. The deposits were refunded to the Buyer.

     During September, 1995, the Company sold 10.36 acres of commercial land located at the northeast intersection of Interstate 4 and Kirkman Road in Orlando, Florida to Cracker Barrel Old Country Store, Inc. for $6,280,000. The Company received $2,700,000 in cash at closing plus a $3,580,000 non-interest bearing promissory note, secured by a mortgage on the property, which was due in two equal payments, one in April 1996 and the other in April 1997. On March 27, 1996, Cracker Barrel formally notified the Company of its intent to default on the note and reconvey the property to the Company. Consequently, the Company recorded the sale of only 4.0 acres of land subject to the sale as "Land held for sale or development" at December 31, 1995. Approximately $2,000,000 of the net proceeds was used to repay company debt.

4.   Land Under Lease:

     The Company leases certain of its land under an operating lease. The ground lease provides for an initial lease term of 12 years which expired during 1995 with options for automatic renewal for six (6) month increments, unless the lessee gives a 30-day notice of termination to the Company. The maximum lease term, including all extensions, may not extend beyond June

     2003. Revenues recognized under the operating lease approximated $131,000 for both years ended December 31, 1997 and 1996. Land under lease is subordinated to the mortgages of the lessee.


5.   Other Assets:

     The components of other assets as of December 31, 1997 and 1996 are summarized as follows (in thousands):

                                                   1997       1996
                                                  ------      ----
Accrued interest receivable                       $1,165      $904
Property and equipment, net of accumulated
         depreciation of $61 and $63 in
         1997 and 1996, respectively                   2         5
Deferred debt issuance costs, net of
         accumulated amortization of $10 and
         $20 in 1997 and 1996, respectively            5        --
Other                                                 16         6
                                                  ------      ----

                                                  $1,188      $915
                                                  ======      ====

6.   Convertible Mortgage Notes Payable:

     Convertible Mortgage notes payable as of December 31, 1997 and 1996 represents the mortgage note payable due Acceptance (See Note 10). During the years ended December 31, 1997 and 1996 the Company paid interest of $646,000 and $346,000, respectively.

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

     The Company's obligation to pay the foregoing amount, as well as additional interest of $124,000 accrued from January 1 through March 31, 1997, was restructured in April 1997, and such aggregate accrued interest and the $5.1 million principal amount due to Acceptance have been consolidated into a new promissory note due May 31, 1998, unless there is a change in control of the Company prior to such time, in which event the maturity of the loan will be accelerated. The interest rate on the restructured loan is prime plus 2.5%, with interest accruing and added to principal on a quarterly basis in arrears. The Company's indebtedness to Acceptance is secured by a first mortgage on substantially all of the Company's property, including certain notes and mortgages payable to the Company from third parties. Subject to the Company's right to repay the note, the outstanding principal amount of the note (or any portion thereof), plus accrued but unpaid interest, is convertible into Common Stock at the option of Acceptance at any time upon 20 days prior notice, based upon a price per share equal to the average closing price of the Common Stock during the 30-day period immediately preceding the date of Acceptance's notice of its election to convert. The accrued interest on the note at December 31, 1997 was $213,000.

     Acceptance has agreed to extend the terms of the original promissory note and the line of credit promissory note until May 31, 1999, in the event the Merger Transaction with PBD Holdings, Inc. is not consummated (see Note
     11).

     SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value is defined as the price at which a financial instrument could be liquidated in an orderly manner over a reasonable time period under present market conditions. The Company's adjustable rate loans reprice frequently at current market rates. The rates of the Company's fixed obligations (also see Note 10) approximate those rates of the adjustable loans. Therefore, the fair value of these loans has been estimated to be approximately equal to their carrying value.

                              ---------------------


7.   Income Taxes:

     A summary of the provision for income taxes for the years ended December 31, 1997 and 1996 follows:

                                  1997   1996
                                  ----   ----
Federal and state income taxes
             Current                0      0
             Deferred               0      0
                                    -      -
                                    0      0

     During the year ended December 31, 1997 and 1996 the Company paid income taxes of $0 and $79,000, respectively.

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $6,908,000 for income tax purposes that expire through 2012, and investment tax credit carryforwards of $172,000 that expire through 2000. Additionally, the Company had alternative minimum tax credits at December 31, 1997 of $824,000 available to offset future regular tax liabilities. These amounts are subject to annual limitations pursuant to provision of the Internal Revenue Code relating to cumulative changes in ownership. For financial reporting purposes, a valuation allowance has been recognized to offset the portion of the deferred tax assets related to those carryforwards which are dependent upon future events primarily related to the sale or development of land. The net change in the valuation allowance for the years ended December 31, 1997 and 1996 is ($289,000) and $219,000, respectively.

     Deferred income taxes primarily relate to basis differences between the amounts recorded for financial reporting purposes and the amounts recorded for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows (all dollar amounts are in thousands):

                                                           1997          1996
                                                          -------       -------
Deferred tax liabilities:
    Book over tax basis of land held for development      $   211       $    96
                                                          -------       -------

Deferred tax assets:
    Net operating loss carryforwards                        2,600         2,412
    Investment tax credit carryforwards                       172           172
    Alternative minimum tax credit carryforwards              824           824
    Deferred compensation liability                            59            75
    Accrued litigation costs                                    0            (6)
    Deferred loan costs                                         3             6
    Valuation allowance                                    (3,895)       (3,605)
                                                          -------       -------
                                                          $  (237)      $  (122)
                                                          -------       -------

Net deferred tax liability                                $   (26)      $   (26)
                                                          =======       =======

     The Company's effective tax rate differs from the statutory federal income tax rate for the following reasons:

                                                               1997                      1996
                                                       -----------------          -----------------
                                                       Amount          %          Amount          %
                                                       ------        ---          ------       ----
         Tax at statutory rate                         $(261)         34          $(198)         34
         State taxes, net of
              federal benefit                            (28)          4            (21)          4
         Change in valuation allowance                   289         (38)           219         (38)
                                                       -----         ---          -----        ----

                       Total                           $   0           0          $   0           0
                                                       =====         ===          =====        ====

8.   Commitments and Contingencies:

     The Company's corporate offices are located in the Major Center Plaza office building. The lease expires in July, 1998. The estimated future minimum lease obligation for 1998 is $8,900.

     Rent expense for 1997 and 1996 was $15,000 and $14,000, respectively.

     The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses

                              ---------------------

     and/or has provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's future financial position.

9.   Capital Stock:

     During 1990, the Company adopted a Stock Option Plan (the "1990 Plan") to replace the 1983 Employee Incentive Stock Option Plan. The 1990 Plan provides for grants of both incentive stock options and non-qualified stock options to key employees. The 1990 Plan also provided for the grant of options to one of the Company's non-employee directors, who has since resigned.

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

     The Company applies APB Opinion No.25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized in connection with the issuance of these options. In the opinion of management of the Company, had the Company's stock options been determined based on the fair value at the grant date for awards under the plan consistent with the method of SFAS Statement No. 123, "Accounting for Stock Based Compensation," there would be no effect to net income (loss) and income (loss) per share for the years ended December 31, 1997 and 1996.

     The following is a summary of changes in all options during the two years ended December 31, 1997.

                                                        Weighted Average
                                                         Exercise Price
                                           Shares           Per Share
                                           ------           ---------
Outstanding at December 31, 1995           150,000     $2.7679 - $12.50
Expired                                          0     $0
                                           -------

Outstanding at December 31, 1996           150,000     $2.7679 - $12.50
Expired                                     50,000     $12.50
                                           -------

Outstanding at December 31, 1997           100,000     $2.7679
                                           =======

     At December 31, 1997 and 1996, exercisable options were 100,000 and 150,000, respectively.

     During 1990, a non-employee member of the Board of Directors was granted options to purchase 50,000 shares of common stock. The options could be exercised at any time for a period not to exceed ten years, however, the options terminated at the discontinuance of his services as a director. The non-employee member of the Board of Directors tendered his resignation in February, 1997. During 1992, the Chairman of the Board (the "Chairman") was granted options to purchase 100,000 shares of common stock. Options to purchase 50,000 of these shares vested in March, 1993 and options to purchase the remaining 50,000 shares vested in March, 1994. The options expire upon termination of the agreement between the Company and Prechter Holdings, Inc. (see Note 10). During 1994, the Chairman was granted an option to purchase an additional 100,000 shares of common stock which were exercisable at any time until the earlier of the option expiration date of June 30, 1995, or the termination of the Chairman's relationship with the Company. The shares were not exercised and expired on June 30, 1995. No options were exercised during 1997 or 1996.

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

     The Company's obligation to pay the foregoing amount, as well as additional interest of $124,000 accrued from January 1 through March 31, 1997, was restructured in April 1997, and such aggregate accrued interest and the $5.1 million principal amount due to Acceptance have been consolidated into a new promissory note due May 31, 1998, unless there is a change in control of the Company prior to such time, in which event the maturity of the loan will be accelerated. The interest rate on the restructured loan is prime plus 2.5%, with interest accruing and added to principal on a quarterly basis in arrears. The Company's indebtedness to Acceptance is secured by a first mortgage on substantially all of the Company's property, including certain notes and mortgages payable to the Company from third parties. Subject to the Company's right to repay the note, the outstanding principal amount of the note (or any portion thereof), plus accrued but unpaid interest, is convertible into Common Stock at the option of Acceptance at any time upon 20 days prior notice, based upon a price per share equal to the average closing price of the Common Stock during the 30-day period immediately preceding the date of Acceptance's notice of its election to convert. The accrued interest on the note at December 31, 1997 was $213,000.

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

     On April 23, 1997, the Company borrowed $300,000 on the line of credit to pay 1996 real estate taxes due in the amount of $261,000 and to provide working capital. On August 25, 1997, the Company repaid Acceptance the $300,000 on the line of credit and $12,000 in accrued interest on the advance and the unused portion of the line of credit. At December 31, 1997, the interest accrued on the line of credit was $900.

     Acceptance has agreed to extend the terms of the original promissory note and the line of credit promissory note until May 31, 1999, in the event the Merger Transaction with PBD Holdings, Inc. is not consummated (see Note
     11).

     Acceptance beneficially owns 33.1% of the common stock of the Company. All of the Company's directors also are directors of Acceptance. George F. Valassis, who beneficially owns 9.7% of the common stock of the Company, also beneficially owns 23.1% of the common stock of Acceptance. By virtue of such positions with or interests in Acceptance, such persons may have a material indirect interest in the transactions described above between the Company and Acceptance.

     David L. Treadwell, Chairman of the Board of Directors, serves as the Company's Chief Executive Officer pursuant to an Employee Lease Agreement (the "Agreement") with Mr. Treadwell's primary employer, Prechter Holdings, Inc. (formerly, Heritage Network, Incorporated) ("Prechter Holdings"). The Agreement, which commenced on March 27, 1992, requires Mr. Treadwell to devote such time to his duties as Chief Executive Officer as he and the Board of Directors determine to be necessary. The Agreement, as currently amended, provides for an annual fee of $25,000, payable monthly. The Company also is required to pay a success fee of .5% with respect to transactions which are consummated during the term of the Agreement or closed within a specified period of time after termination of the Agreement, up to a maximum success fee of $75,000. The last amendment to the Agreement, executed in March 1997, extended the term of the Agreement until December 31, 1997, with automatic successive one month extensions. Either party may terminate the Agreement at any time, with or without cause, upon 30 days' notice. The Agreement will automatically terminate in the event that Mr. Treadwell ceases to be employed by Prechter Holdings or he ceases to serve as Chief Executive Officer of the Company, either voluntarily, due to his illness, incapacity or death, or his removal as Chief Executive Officer by the Board of Directors of the Company. Prechter Holdings was owed $30,000 and $43,800 under the Agreement for 1997 and 1996, respectively. At December 31, 1997, the Company owed Prechter Holdings approximately $19,000 for unpaid fees and interest previously deferred under the Agreement. In February, 1998, the

     Company paid its obligation to Prechter Holdings in the amount of $19,123, including $373 accrued interest.

     As part of the original Agreement, Mr. Treadwell was granted the right to purchase from the Company 100,000 shares of common stock of the Company, par value $0.01 per share, for $2.7679 per share. These options, all of which are vested, terminate upon Mr. Treadwell's resignation as Chief Executive Officer of the Company or upon termination of the Agreement.

11.  Subsequent Events.

     The 8% mortgage note receivable due in April 1998, reflected on the balance sheets as of December 31, 1997 and 1996, was satisfied in January 1998, in the amount of $3,927,941, including $1,177,941 of interest, which was discounted. Proceeds were used to retire Company debt in the amount of $3,142,353, pay real estate taxes in the amount of $229,725, with the balance to be used for Company operations.

     During January, 1998, the Company signed a contract for the sale of 3 acres of commercial land located on the west side of Major Boulevard in Orlando, Florida for $1,200,000. The buyer made a $10,000 deposit and has a 90-day no risk inspection period in which to look at the property to determine if it wants to go forward with the purchase. If the Buyer proceeds with the contract an additional $50,000 deposit will be required. Closing is estimated for September, 1998.

     During February, 1998, the Company signed a contract for the sale of 2.63 acres of commercial land located on the north east corner of Republic Drive and Carrier Drive located in Orlando, Florida for $750,000. The buyer has a 60-day risk free inspection period in which to look at the property to determine if it wants to go forward with the purchase. If the Buyer proceeds with the contract an additional $40,000 deposit will be required. Closing is estimated for July, 1998.

     During February, 1998, the Company signed a contract for the sale of 55 acres gross (16.42 acres net) of multi-family land in the southwestern sector of Orlando, Florida for $2,040,000. The buyer has 90-day risk free inspection period in which to look at the property to determine if it wants to go forward with the purchase. If the Buyer proceeds with the contract an additional $90,000 deposit will be required. Closing is estimated for August, 1998.

     During February, 1998, the Company signed a contract for the sale of 1.74 acres of commercial land located on the west side of Major Boulevard in Orlando, Florida for $665,000. The buyer has made a $10,000 deposit and has a 60-day no risk inspection period in which to determine if it wants to go forward with the purchase. If the Buyer proceeds with the contract an additional $40,000 deposit will be required. Closing is estimated for July, 1998.

     During March 1998, the Company signed a contract for the sale of 6.36 acres of commercial land located at the northeast intersection of Interstate 4 and Kirkman Road in Orlando, Florida for $4,770,000. The buyer has made a $50,000 deposit and has a 60-day no risk inspection period in which to determine if it wants to go forward with the purchase. If the buyer proceeds with the contract an additional $50,000 deposit will be required and the closing would occur in August, 1998.

     During March 1998, the Company signed a contract for the sale of 42.03 acres gross (15 acres net) of multi-family land located on Conroy Road in Orlando, Florida for $1,500,000. The buyer has made a $10,000 deposit and has a 90-day no risk inspection period in which to determine if it wants to go forward with the purchase. If the buyer proceeds with the contract an additional $90,000 deposit will be required and the closing would occur in September, 1998.

     On March 5, 1998, the Company entered into an agreement and plan of merger with PBD Holdings, L.P. ("Holdings"), an affiliate of Pembroke Companies, Inc. and Blackacre Capital Group, L.P., pursuant to which a subsidiary of Holdings will be merged into the Company, and all of the outstanding shares of common stock of the Company ("Common Stock") will be converted into the right to receive $1.25 per share in cash (the "Merger Transaction"). The Merger Transaction has been approved by stockholders holding a majority of the outstanding shares of Common Stock, and the Company is currently preparing an Information Statement to be distributed in early April 1998 to all stockholders describing their rights with respect to the Merger Transaction. If the Merger Agreement is terminated by the Company due to the material breach thereof by Holdings, Holdings is required promptly to pay to the Company as liquidated damages a fee in cash in an amount equal to $500,000, plus all out-of-pocket expenses incurred in connection with the negotiation of the Merger by the Company, including, without limitation, reasonable fees and expenses of legal counsel, accountants and other professionals in connection with the negotiation and execution of the Agreement in Principle, the Merger Agreement and all of the transactions contemplated therein. Holdings has deposited $500,000 with an escrow agent to be used as part of the consideration to be paid to the Company's stockholders in the Merger Transaction or as a portion of such fee. If the Merger Agreement is terminated by Holdings due to the material breach thereof by the Company, the Company is required promptly to pay to Holdings as liquidated damages a fee in cash in an amount equal to $500,000, plus all out-of-pocket expenses incurred in connection with the negotiation of the Merger by Holdings, including, without limitation, reasonable fees and expenses of legal counsel, accountants and other professionals in connection with the negotiation and execution of the Agreement in Principle, the Merger Agreement and all of the transactions contemplated therein.

     The Company's loan from Acceptance, with an outstanding balance of approximately $2.5 million, is currently due on May 31, 1998. Acceptance has agreed to extend the term of the loan until May 31, 1999, if the merger transaction with PBD Holdings, Inc. is not consummated (see Note 6).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors

         The following table sets forth information regarding the Company's Board of Directors.

                                           Position with Company, Principal
      Name                 Age            Occupation and Other Directorships
      ----                 ---            ----------------------------------
Jay A. Bielfield           52       Mr. Bielfield has served as a Director since
                                    September 1992. Mr. Bielfield is an employee
                                    and a member of the board of directors of
                                    Little Caesar Enterprises, Inc. He also is a
                                    director of Detroit Tigers, Inc. and
                                    Acceptance Insurance Companies Inc. Mr.
                                    Bielfield is an Alternate Governor of the
                                    National Hockey League on behalf of the
                                    Detroit Red Wings, Inc.

Kenneth C. Coon            47       Mr. Coon has served as a Director since July
                                    1993. He has been chairman, president, chief
                                    executive officer and a director of
                                    Acceptance Insurance Companies Inc., a 33.1%
                                    owner of the Company, since December 1992,
                                    and served as interim chief executive
                                    officer of Acceptance prior to that time,
                                    beginning in February 1992. He has been
                                    president and a director of Acceptance's
                                    insurance subsidiaries since their formation
                                    or acquisition.

Michael R. McCarthy        46       Mr. McCarthy has served as a Director since
                                    July 1993. He has been chairman and a
                                    director of McCarthy & Co., a firm engaged
                                    in the investment banking business in Omaha,
                                    Nebraska, since it was organized in 1986. He
                                    is also a director and chairman of McCarthy
                                    Group, Inc., which is the parent of both
                                    McCarthy & Co. and McCarthy Group Asset
                                    Management and a director of Acceptance
                                    Insurance Companies Inc.

                                           Position with Company, Principal
      Name                 Age            Occupation and Other Directorships
      ----                 ---            ----------------------------------
David L. Treadwell         43       Mr. Treadwell has served as Chairman, Chief
                                    Executive Officer and a Director since March
                                    1992. He has served as president and chief
                                    executive officer of Prechter Holdings, Inc.
                                    (formerly, Heritage Network, Incorporated),
                                    which provides management services for
                                    publishing, residential home building and
                                    other investment related businesses since
                                    January 1991. Since 1986, Mr. Treadwell also
                                    has served as president of Heritage
                                    Development Company, a real estate portfolio
                                    management and development company. Mr.
                                    Treadwell is a director of Acceptance
                                    Insurance Companies Inc.


         No family relationships exist between any of the Company's Directors.

Executive Officers

         The following table sets forth information regarding the Company's sole executive officer, who was appointed by the Board of Directors and serves at the pleasure of the Board.

                                           Position with Company, Principal
      Name                 Age            Occupation and Other Directorships
      ----                 ---            ----------------------------------
David L. Treadwell         43       Chairman of the Board, Director and Chief
                                    Executive Officer. See "Directors" above for
                                    biographical information.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors, officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. To the Company's knowledge, based solely upon a review of the forms and certificates filed with the Company by such persons, all persons who were Directors, executive officers or holders of more than 10% of the Company's Common Stock complied with such Section 16(a) filing requirements during fiscal year 1997.


ITEM 10. EXECUTIVE COMPENSATION.

         David L. Treadwell, Chairman of the Board of Directors, serves as the Company's Chief Executive Officer pursuant to an Employee Lease Agreement (the "Agreement") with Mr. Treadwell's primary employer, Prechter Holdings, Inc. (formerly, Heritage Network, Incorporated) ("Prechter Holdings"). The Agreement, which commenced on March 27, 1992, requires Mr. Treadwell to devote such time to his duties as Chief Executive Officer as he and the Board of Directors determine to be necessary.

         Under the original Agreement, the Company paid Prechter Holdings at an annual rate of $100,000 per year for Mr. Treadwell's services as Chief Executive Officer of the Company. Prechter Holdings is responsible for all of Mr. Treadwell's salary and bonus, if any, all administrative employment matters, such as the payment of all federal, state and local employment taxes and providing workers' compensation coverage, and all non-obligatory fringe benefit programs, such as health insurance, holidays and vacation. The Company pays Mr. Treadwell's reasonable travel expenses, including transportation to and from his home city of Southgate, Michigan.

         To assist the Company's cash flow, Prechter Holdings proposed in April 1994, that $75,000 of the $100,000 annual fee due under the Agreement for 1994 be deferred pending the closing of future property sales or other transactions. The Agreement was modified by Amendment No. 1 dated as of April 1, 1994, to extend the agreement through December 31, 1994, and defer payment of seventy-five percent (75%) of each monthly installment, without interest, for the period April 1 through December 31, 1994, until the earlier of (a) such time as the Company received cash from a property sale or other real estate transaction and the Compensation and Options Committee determined that the Company has sufficient cash flow to permit payment of such accrued fee, or (b) December 31, 1994.

         Amendment No. 2 to the Agreement, dated as of January 1, 1995, extended the Agreement through March 31, 1995. Under the amendment, beginning on December 31, 1994, interest on all deferred amounts accrued at the rate of twelve percent (12%) per annum. Amendment No. 3 to the Agreement, dated as of April 1, 1995, extended the Agreement through March 31, 1996. Under a fourth amendment to the Agreement effective April 1, 1996, the fee to Prechter Holdings was reduced to $25,000 per annum, payable monthly. The Company is also required to pay a success fee of .5% with respect to transactions consummated during the term of the Agreement and for transactions contracted for which are closed within a specified period of time after termination of the Agreement, up to a maximum success fee of $75,000. The renewal extended the Agreement until March 31, 1997. A fifth amendment executed in March 1997 extended the term of the Agreement until December 31, 1997, with automatic successive one month extensions. Either party may terminate the Agreement at any time, with or without cause, upon 30 days' notice. The Agreement will automatically terminate in the event that Mr. Treadwell ceases to be employed by Prechter Holdings or he ceases to serve as Chief Executive Officer of the Company, either voluntarily, due to his illness, incapacity or death, or his removal as Chief Executive Officer by the Board of Directors of the Company.

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

         The following table is a summary of the compensation paid by the Company to Mr. Treadwell for 1997, 1996 and 1995.

==============================================================================================================
                                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------
                                                               Annual Compensation                Long Term
                                                                                                Compensation
--------------------------------------------------------------------------------------------------------------
                                                                                                   Awards
--------------------------------------------------------------------------------------------------------------
Name and Principal Position                     Year       Salary ($)        Bonus($)            Options (#)
--------------------------------------------------------------------------------------------------------------
David L. Treadwell
Chairman  of the Board  and Chief  Executive    1997      $ 30,000(1)
Officer                                         1996        43,800(1)
                                                1995       100,000(1)
==============================================================================================================

(1) This amount was paid or has been accrued to Prechter Holdings for Mr. Treadwell's services as Chief Executive Officer pursuant to an Employee Lease Agreement, which provides for Mr. Treadwell's services to the Company.

         The following table details aggregated stock option exercises in 1997 and stock option values as of December 31, 1997, for unexercised stock options held by the Company's executive officers:


==================================================================================================================

                                    AGGREGATED STOCK OPTION EXERCISES IN 1997
                                 AND STOCK OPTION VALUES AS OF DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------
                                                                                                    Value of
           Name               Shares Acquired on    Value Realized           Number of          Unexercised in-
                                 Exercise (#)            ($)                Unexercised            the-Money
                                                                              Options               Options
                                                                               at FY-End           at FY-End
                                                                        (#) Exercisable/        ($) Exerciable/
                                                                           Unexercisable         Unexercisable
------------------------------------------------------------------------------------------------------------------
David L. Treadwell                    0                    N/A              100,000/-0-            N/A (1)
==================================================================================================================

(1) At fiscal year end, December 31, 1997, the closing price of the Common Stock was $1.06 per share, based on the closing sale price on the Nasdaq SmallCap Market, which price was less than the exercise price of the stock options.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table provides information as of March 6, 1998, unless otherwise indicated, with respect to beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than 5% of its outstanding common stock.

                                                     Amount and Nature of
     Name and Address of Beneficial Owner            Beneficial Ownership         Percent of Class
     ------------------------------------            --------------------         ----------------
PBD Holdings, L.P.                                       3,461,111(1)                  50.2%
c/o Pembroke Companies, Inc.
Suite 1200
1325 Avenue of the Americas,
New York, New York

Acceptance Insurance                                     2,280,500(2)                  33.1%
Companies Inc.
Suite 600 North
222 South 15th Street
Omaha, NE  68102

Third Capital, LLC                                         680,000(3)                  9.87%
314 Church Street, 9th Floor
Nashville, TN  37201

George F. Valassis                                         671,641(4)                   9.7%
2000 North Woodward
Suite 200
Bloomfield Hills, MI  48304

Allied Domecq Pension Funds                                445,370(5)                  6.46%
Wyndham Court
Pritchard Street
Bristol, England BS2 8RH

--------------------

(1) Represents shares owned by Acceptance Insurance Company, George F. Valassis and certain other stockholders of the Company which PBD Holdings has a current right to vote, and a contingent right to purchase under certain circumstances if the Merger Agreement between the Company and PBD Holdings is terminated, under that certain Stockholder Agreement dated as of March 4, 1998, with Acceptance Insurance Company, George F. Valassis and certain other stockholders of the Company.

(2) According to Amendment No. 25 to Schedule 13D filed March 9, 1998, by Acceptance Insurance Companies Inc. ("Acceptance") and Acceptance Insurance Company ("AIC"), a wholly-owned subsidiary of Acceptance, amending a Schedule 13D previously filed by Samelson Real Estate Partners, Inc. and Acceptance Insurance Holdings, Inc., AIC is shown as beneficially owning 2,280,500 shares of the Common Stock.

(3) According to Schedule 13G filed December 11, 1997, by Third Capital, LLC, PAG Corp. and PAG Partners, L.P.

(4) According to Amendment No. 2 to Schedule 13D filed April 12, 1990, by George F. Valassis.

(5) According to the Schedule 13D filed November 5, 1993, by Tamanda II Corporation ("Tamanda"), Denmark Street (Bristol) Pension Trust Limited ("Denmark Street") and Allied-Lyons Pension Funds, consisting of Allied-Lyons Pension Fund and Allied-Lyons Executives Pension Fund (the "Pension Funds"). Tamanda, a wholly-owned subsidiary of Denmark Street, is the record owner of all of the shares of Common Stock. The Pension Funds, through their subsidiaries, own all of the capital stock of Denmark Street and, accordingly, the Pension Funds may be deemed to be the controlling persons of Tamanda and Denmark Street. Each of Tamanda, Denmark Street and the Pension Funds have shared power to vote or direct the vote of and to dispose or direct the disposition of all of the shares of Common Stock. (The Allied-Lyons funds are now known as the Allied Domecq funds.)

         The following table provides information as of March 6, 1998, unless otherwise indicated, with respect to the beneficial ownership of the Company's Common Stock by (i) each Director of the Company individually, (ii) the Company's sole executive officer, (iii) all Directors and executive officers of the Company as a group.

                  Name and Address                             Amount and Nature of               Percentage
                 of Beneficial Owner                         Beneficial Ownership (1)              of Class
                 -------------------                         ------------------------              --------
Jay A. Bielfield (2)(3)                                                  2,400                        *
Little Caesar
  International, Inc.
2211 Woodward Avenue
Detroit, MI  48201-3400

                  Name and Address                             Amount and Nature of               Percentage
                 of Beneficial Owner                         Beneficial Ownership (1)              of Class
                 -------------------                         ------------------------              --------
Kenneth C. Coon (4)                                                      1,000                        *
Acceptance Insurance
  Companies Inc.
Suite 600 North
222 South 15th Street
Omaha, NE  68102

Michael R. McCarthy (3)(5)                                               5,500                        *
McCarthy Group Asset Management
1125 South 103rd Street
Suite 450
Omaha, NE  68124

David L. Treadwell (3)(6)                                              100,000                       1.4
Prechter Holdings, Inc.
One Heritage Place
Suite 400
Southgate, MI  48195

All Directors and Officers                                             108,900                       1.6
as a Group (4 Persons)

--------------------------------------------------------------------------------

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

(5) McCarthy Group Asset Management f/k/a LongView Capital Management, a registered investment advisor, shares authority to vote and to sell 5,500 shares of common stock, which securities are held in a discretionary investment managed account at First National Bank of Omaha f/b/o James P. Wands.

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

         Acceptance has agreed to extend the terms of the original promissory note and the line of credit promissory note for a year, until May 31, 1999, if the Merger Transaction with PBD Holdings is not consummated.

Employee Lease Agreement regarding David Treadwell

         David L. Treadwell, Chairman of the Board of Directors, serves as the Company's Chief Executive Officer pursuant to an Employee Lease Agreement (the "Agreement") with Mr. Treadwell's primary employer, Prechter Holdings, Inc. (formerly, Heritage Network, Incorporated) ("Prechter Holdings"). See "Item 10. Executive Compensation."

         The Agreement, which commenced on March 27, 1992, requires Mr. Treadwell to devote such time to his duties as Chief Executive Officer as he and the Board of Directors determine to be necessary. The Agreement, as currently amended, provides for a fee of $25,000 per annum, payable monthly. The Company also is required to pay a success fee of .5% with respect to transactions consummated during the term of the Agreement and for transactions contracted for which are closed within a specified period of time after termination of the Agreement, up to a maximum success fee of $75,000. The last amendment, executed in March 1997, extended the term of the Agreement until December 31, 1997, with automatic successive one month extensions. Either party may terminate the

Agreement at any time, with or without cause, upon 30 days' notice. The Agreement will automatically terminate in the event that Mr. Treadwell ceases to be employed by Prechter Holdings or he ceases to serve as Chief Executive Officer of the Company, either voluntarily, due to his illness, incapacity or death, or upon his removal as Chief Executive Officer by the Board of Directors of the Company. The Company paid Prechter Holdings $30,000 under the Agreement in 1997 and $43,800 in 1996.

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

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS

         2.1      Agreement and Plan of Merger among the Company, PBD Holdings,
                  L.P. and Pembroke Acquisition, Inc., dated as of March 4,
                  1998.

         2.2      Amendment No. 1 dated as of March 26, 1998, to Agreement and
                  Plan of Merger, among the Company, PBD Holdings, L.P. and Pembroke
                  Acquisition, Inc., dated as of March 4, 1998.

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

         10.50*   Amendment No. 3 to Consultant Services Agreement, dated
                  January 1, 1998, between the Company and Development
                  Consultants of Orlando, Inc.

         21       Subsidiaries of the Company.

         27       Financial Data Schedule (for SEC use only).

------------------------------------

*  Management contract or compensatory plan or arrangement.

(B)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30 day of March, 1998.

                                    MAJOR REALTY CORPORATION


                                    By: /s/ David L. Treadwell
                                        ----------------------------
                                        David L. Treadwell, Chairman
                                        and Chief Executive Officer


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

                  Signature                                         Title                              Date
                  ---------                                         -----                              ----

/s/ David L. Treadwell                          Chairman of the Board of Directors,               March 30, 1998
--------------------------------------------    Chief Executive Officer, Principal
David L. Treadwell                              Financial Officer, Principal
                                                Accounting Officer

/s/ Jay A. Bielfield                            Director                                          March 30, 1998
--------------------------------------------
Jay A. Bielfield

/s/ Kenneth C. Coon                             Director                                          March 30, 1998
--------------------------------------------
Kenneth C. Coon

/s/ Michael R. McCarthy                         Director                                          March 30, 1998
--------------------------------------------
Michael R. McCarthy

                                  EXHIBIT INDEX

   Exhibit No.    Description
   -----------    -----------
         2.1      Agreement and Plan of Merger among the Company, PBD Holdings,
                  L.P. and Pembroke Acquisition, Inc., dated as of March 4,
                  1998.

         2.2      Amendment No. 1 dated as of March 26, 1998, to Agreement and
                  Plan of Merger, among the Company, PBD Holdings, L.P. and Pembroke
                  Acquisition, Inc., dated as of March 4, 1998.

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

         10.50*   Amendment No. 3 to Consultant Services Agreement, dated
                  January 1, 1998, between the Company and Development
                  Consultants of Orlando, Inc.

         21       Subsidiaries of the Company.

         27       Financial Data Schedule (for SEC use only).

         ------------------------------------

         *  Management contract or compensatory plan or arrangement.