Form 10QSB
period 1998-03-31
MAJOR REALTY CORP
filed 1998-05-15
CIK 61666

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1998                  Commission File No. 0-1748



                            MAJOR REALTY CORPORATION
                            ------------------------
        (Exact name of small business issuer as specified in its charter)



           DELAWARE                                       59-0898509
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization


5728 MAJOR BOULEVARD, ORLANDO, FLORIDA                                     32819
----------------------------------------    ------------------------------------
(Address of principal executive offices)                              (Zip Code)


        Registrant's Telephone Number, Including Area Code: 407/351-1111



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                      ---   ---

At May 7, 1998, 6,893,378 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes    No X
                                                               ---   ---

                                      INDEX

                                                                                                        Page No.
                                                                                                        --------
PART I - FINANCIAL INFORMATION

        Item 1 -   Financial Statements

                   Consolidated Balance Sheets at March 31, 1998 and
                      December 31, 1997.................................................................   1

                   Consolidated Statements of Income for the
                      Three Months Ended March 31, 1998 and 1997........................................   2

                   Consolidated Statements of Cash Flows for the
                      Three Months Ended March 31, 1998 and 1997........................................   3

                   Notes to Consolidated Financial Statements...........................................   4

        Item 2 -   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .................................................  12



PART II - OTHER INFORMATION


        Item 1. -  Legal Proceedings....................................................................  15

        Item 2. -  Changes in Securities................................................................  15

        Item 3. -  Defaults upon Senior Securities......................................................  15

        Item 4. -  Submission of Matters to a Vote
                        of Security Holders.............................................................  15

        Item 5. - Other Information.....................................................................  15

        Item 6. - Exhibits and Reports on Form 8-K .....................................................  15


SIGNATURES .............................................................................................  23

                         PART I - FINANCIAL INFORMATION

                    MAJOR REALTY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1998 and December 31, 1997

                                 (in thousands)

                                                               March 31,    December 31,
                                                                  1998          1997
                                                              -----------   ------------
                                                              (unaudited)    (audited)
                                  ASSETS

Cash and cash equivalents                                       $   718       $   242
Mortgage note receivable                                             --         2,750
Land held for sale or development                                 4,253         4,231
Land under lease                                                    171           171
Other assets                                                         28         1,188
                                                                -------       -------
                                                                $ 5,170       $ 8,582
                                                                =======       =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                                        $    74       $    13
Accrued expenses                                                    338           705
Convertible mortgage note payable due to related party            2,513         5,416
Deferred income taxes                                                26            26
                                                                -------       -------
                                                                  2,951         6,160
                                                                -------       -------

Stockholders' equity:
  Series A Junior participating preferred stock -
    $1.00 par value; authorized, 80,000 shares,
    none outstanding                                                 --            --
  Common stock - $.01 par value; authorized,
    12,000,000 shares; issued and outstanding,
      6,893,378 shares                                               69            69
Capital in excess of par value                                    7,822         7,822
Accumulated deficit                                              (5,672)       (5,469)
                                                                -------       -------

    Total stockholders' equity                                    2,219         2,422
                                                                -------       -------

                  TOTAL                                         $ 5,170       $ 8,582
                                                                =======       =======


See Notes to Consolidated Financial Statements.

                    MAJOR REALTY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 1998 and 1997
                                   (unaudited)

                      (in thousands; except per share data)


                                                  1998          1997
                                                -------       -------
Revenues:
       Sales of real estate                     $    --       $    --
       Lease income                                  33            33
       Interest and other income                     42            75
                                                -------       -------

          Total revenues                             75           108
                                                -------       -------

Costs and Expenses:
       Cost of real estate sold:
          Improved and unimproved land               --            --
          Commissions & other expenses               --            --
       Selling, general and administrative          187           179
       Interest cost                                 91           129
                                                -------       -------

          Total costs and expenses                  278           308
                                                -------       -------




Loss before provision for income taxes             (203)         (200)
Provision for income taxes                           --            --
                                                -------       -------

       Net loss                                 $  (203)      $  (200)
                                                =======       =======

Net loss per common share                       $  (.03)      $  (.03)
                                                =======       =======

Average number of
       common and common
       equivalent shares outstanding              6,893         6,893
                                                =======       =======



See Notes to Consolidated Financial Statements.

                    MAJOR REALTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1998 and 1997
                                   (unaudited)

                                 (in thousands)

                                                                1998         1997
                                                              -------       -----
Cash flows from operating activities:
Net income (loss)                                             $  (203)      $(200)
                                                              -------       -----
       Adjustments to reconcile net income (loss) to net
          cash used for operating activities:
          Depreciation and amortization                             4           1
          Decrease (Increase) in other assets
              and other receivables                             1,156         (65)
          Increase (decrease) in accounts payable
              and accrued liabilities                            (306)        190
                                                              -------       -----
              Total adjustments                                   854         126
                                                              -------       -----
              Net cash used for operating activities              651         (74)
                                                              -------       -----

Cash flows from investing activities:
       Additions to land held for sale or development             (23)         (1)
       Payments on mortgage notes receivable                    2,750          --
                                                              -------       -----

              Net cash (used for) provided by
              investing activities                              2,727          (1)
                                                              -------       -----

Cash flows from financing activities:
       Principal payments of mortgage
          notes payable                                        (2,902)         --
                                                              -------       -----
          Net cash used for
               financing activities                            (2,902)         --
                                                              -------       -----

Net decrease in cash and cash equivalents                         476         (75)
Cash and cash equivalents at beginning
       of period                                                  242         320
                                                              -------       -----
Cash and cash equivalents at end of period                    $   718       $ 245
                                                              =======       =====

See Note 3 for non-cash activities.
See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   (unaudited)

Note 1 - Consolidated Financial Statements

         The interim consolidated financial statements for Major Realty Corporation and its subsidiaries (the "Company") are unaudited and should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB Annual Report for the year ended December 31, 1997.

         In the opinion of management, all adjustments (which include only normal recurring adjustments except as otherwise disclosed) necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported herein have been made. Interim financial statements are not necessarily indicative of the results which may be reported for the year ended December 31, 1998.


Note 2 - Per Share Data

         Per share data is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include shares issuable on the exercise of stock options net of shares assumed to have been purchased from the proceeds. For the three months ended March 31, 1998 and 1997, common stock equivalents have been excluded from the computation since their effect would be antidilutive.


Note 3 - Land Held for Sale or Development

         During January, 1998, the Company signed a contract for the sale of 3 acres of commercial land located on the west side of Major Boulevard for $1,200,000. The buyer made a $10,000 deposit and had a 90-day no risk inspection period in which to look at the property to determine if it wished to proceed with the purchase. During May the Buyer made an additional $50,000 deposit. The full $60,000 deposit became non-refundable at that time. Closing is scheduled for September, 1998.

         During February, 1998, the Company signed a contract for the sale of
2.63 acres of commercial land located on the north east corner of Republic Drive and Carrier Drive located in Orlando, Florida for $750,000.
The buyer made a $10,000 deposit and had a

                                   (Continued)

                                   (Unaudited)

3.       Land Held for Sale or Development continued:

60-day risk free inspection period in which to look at the property to determine if it wished to proceed with the contract. During April, 1998, the Buyer made an additional $40,000 deposit. The full $50,000 deposit became non-refundable at that time. The closing was scheduled for July, 1998. In May the Buyer requested a 60 day extension of the closing until September, 1998. The extension was granted with the agreement that the $50,000 deposit will be released to the Company in July, 1998.

         During February, 1998, the Company signed a contract for the sale of 55 acres gross (16.42 acres net) of multi-family land in the southwestern sector of Orlando, Florida for $2,040,000. The buyer has a 90-day risk free inspection period in which to look at the property to determine if it wants to go forward with the purchase. If the Buyer proceeds with the contract an additional $90,000 deposit will be required. Closing is estimated for August, 1998.

         During February, 1998, the Company signed a contract for the sale of
1.74 acres of commercial land located on the west side of Major Boulevard in Orlando, Florida for $665,000. The buyer made a $10,000 deposit and had a 60-day no risk inspection period in which to determine if it wished to go forward with the purchase. In April, 1998, the Buyer made an additional $40,000 deposit. The full $50,000 deposit became non-refundable at that time. The closing was scheduled for July, 1998. In May, 1998, the Buyer requested a 30-day extension to the closing with the agreement to release the $50,000 deposit to the Company in July, 1998. The agreement also includes the option of a second 30-day extension which will require an additional $10,000 non refundable deposit to be released immediately to the Company.

         During March 1998, the Company signed a contract for the sale of 6.36 acres of commercial land located at the northeast intersection of Interstate 4 and Kirkman Road in Orlando, Florida for $4,770,000. The buyer has made a $50,000 deposit and has a 60-day no risk inspection period in which to determine if it wants to go forward with the purchase. If the buyer proceeds with the contract an additional $50,000 deposit will be required and the closing would occur in June, 1998.

                                   (Continued)

                                   (Unaudited)

3.       Land Held for Sale or Development continued:

         During March, 1998, the Company signed a contract for the sale of 42.03 acres gross (15 acres net) of multi-family land located on Conroy Road in Orlando, Florida for $1,500,000. The buyer has made a $10,000 deposit and has a 90-day no risk inspection period in which to determine if it wants to go forward with the purchase. If the buyer proceeds with the contract an additional $90,000 deposit will be required and the closing would occur in September, 1998.

         During May 1997, the Company signed a contract for $850,000, for 10.09 acres of multi-family land located on Cason Cove Drive in Orlando. The sale closed in August, 1997. The sale price was paid in cash at closing. Approximately $595,000 of the proceeds was used to repay company debt and the remainder will be used for company operations.

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

         During November 1997, the Company signed a contract for $700,000, for 2 acres of commercial land located on the east side of Major Boulevard in Orlando. The buyer made a $10,000 deposit and had a 45-day risk free inspection period to look at the property to determine if it wished to proceed with the contract. During December, 1998, the Buyer made an additional $50,000 deposit. The full $60,000 deposit became non-refundable at that time. In April 1998, the buyer requested an extension of the closing until May, 1998, which was granted and required a $2,500 extension fee which was not credited toward the sale price. The sale closed in May, 1998, with the sale price paid in cash at the closing. Approximately $483,000 of the proceeds was used to repay company debt and the remainder will be used for company operations.

                                   (Continued)

                                 --------------

                                   (unaudited)

Note 3 - Land Held for Sale or Development (continued)

         During November 1997, the Company signed a contract for $800,000, for 3 acres of commercial land located on the east side of Major Boulevard in Orlando. The buyer made a $10,000 deposit and had a 45-day risk free inspection period to look at the property to determine if it wished to proceed with the contract. During December, 1998, the Buyer made an additional $20,000 deposit. The full $30,000 deposit became non-refundable at that time. Closing was scheduled for April, 1998. In April, 1998, the buyer requested a 60-day extension and placed a $16,000 fee which is not deemed earnest money and will not be credited toward the purchase price. Closing is scheduled for June 1998.

         During November 1997, the Company signed a contract for $700,000, for 2 acres of commercial land located on the east side of Major Boulevard in Orlando. The buyer made a $10,000 deposit and had a 60-day risk free inspection period to look at the property to determine if it wished to proceed with the contract. During January, 1998, the Buyer made an additional $50,000 deposit and the inspection period was extended until February 5, 1998. On February 5, 1998 the contract was amended to reduce the sales price to $675,000. The closing was scheduled for April, 1998. The buyer requested an extension of the closing which required a $1,000 fee. The sale closed in May, 1998. The sale price was paid in cash at closing. Approximately $462,000 of the proceeds was used to repay company debt and the remainder will be used for company operations.

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


                                   (Continued)

                                  -------------

                                   (unaudited)

Note 4 - Related Party Transactions (Continued)

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

         During October 1995, Acceptance acquired the PNC Bank Note with an outstanding balance of approximately $4,317,000, and an assignment of the first mortgage securing the note and other associated loan documents. As a result, the Company entered into a debt restructuring agreement with Acceptance for the Company's $5,064,000 debt to Acceptance ($747,000 due from the February 1995 loan plus the PNC Bank Note).

         The interest rate on the restructured loan was prime plus 1.5%, with interest payable quarterly in arrears. The maturity of the loan which prior to the restructuring was January 31, 1996, was extended to May 1, 1998, unless there was a change in control prior to such time, in which event the maturity of the loan would be accelerated. In April 1996, the Company received permission from Acceptance to defer the quarterly interest payments due to Acceptance in the event the Company's cash flow was insufficient to make such payments, pending the receipt of funds from the sale of additional properties or other sources.

         The Company's obligation to pay the foregoing amount, as well as additional interest of $124,000 accrued from January 1 through March 31, 1997, was restructured in April 1997, and such aggregate accrued interest and the $5.1 million principal amount due to Acceptance have been consolidated into a new promissory note due May 31, 1998, unless there is a change in control of the Company prior to such time, in which event the maturity of the loan will be accelerated. The interest rate on the restructured loan is prime plus 2.5%, with interest accruing and added to principal on a quarterly basis in arrears. The Company's indebtedness to Acceptance is secured by a first mortgage on substantially all of the Company's property. Subject to the Company's right to repay the note, the outstanding principal amount of the note (or any portion

                                   (Continued)

                                  -------------

                                   (unaudited)

Note 4 - Related Party Transactions (Continued)

thereof), plus accrued but unpaid interest, is convertible into Common Stock at the option of Acceptance at any time upon 20 days prior notice, based upon a price per share equal to the average closing price of the Common Stock during the 30-day period immediately preceding the date of Acceptance's notice of its election to convert. The accrued interest on the note at March 31, 1998 was $58,000.

         In April 1997, Acceptance provided the Company a $500,000 line of credit. Under this revolving credit facility, the Company may borrow and reborrow up to $500,000. All borrowings are due May 31, 1998, unless there is a change in control of the Company prior to such time, in which event the maturity of the loan will be accelerated. The interest rate on the line of credit is prime plus 2.5%, with interest accruing and added to principal on a monthly basis in arrears. The Company was required to pay a fee to Acceptance on December 31, 1997, and will be required to pay an additional fee on the maturity date of the note, equal to 0.5% of the average unused portion of the line of credit during each period. The fee payable with respect to the unused portion of the line on December 31, 1997, was $900 and was paid in January 1998. The Company paid Acceptance a fee of $15,000 in connection with the restructuring of the $5.1 million mortgage loan and the establishment of the line of credit.

         On April 23, 1997, the Company borrowed $300,000 on the line of credit to pay 1996 Real Estate taxes due in the amount of $261,000 and to provide working capital. On August 25, 1997, the Company repaid Acceptance the $300,000 on the line of credit and $12,000 in accrued interest on the advance and the unused portion of the line of credit. At March 31, 1998, the interest accrued on the line of credit was $500.

         Acceptance has agreed to extend the terms of the original promissory note and the line of credit promissory note until May 31, 1999, in the event the Merger Transaction with PBD Holdings, Inc. is not consummated (See Note 5).

         Acceptance beneficially owns 33.1% of the common stock of the Company. All of the Company's directors also are directors of Acceptance. George F. Valassis, who beneficially owns 9.7% of the common stock of the Company, also beneficially owns 23.1% of the common stock of Acceptance. By virtue of such positions with or

                                   (Continued)

                                  -------------

                                   (unaudited)

Note 4 - Related Party Transactions (Continued)

interests in Acceptance, such persons may have a material indirect interest in the transactions described above between the Company and Acceptance.

         David L. Treadwell, Chairman of the Board of Directors, serves as the Company's Chief Executive Officer pursuant to an Employee Lease Agreement (the "Agreement") with Mr. Treadwell's primary employer, Prechter Holdings, Inc. (formerly, Heritage Network, Incorporated) ("Prechter Holdings"). The Agreement, which commenced on March 27, 1992, requires Mr. Treadwell to devote such time to his duties as Chief Executive Officer as he and Board of Directors determine to be necessary. The Agreement, as currently amended, provides for an annual fee of $25,000, payable monthly. The Company also is to pay a success fee of .5% with respect to transactions which are consummated during the term of the Agreement or closed within a specified period of time after termination of the Agreement, up to a maximum success fee of $75,000. The last amendment to the Agreement, executed in March 1997, extended the term of the Agreement until December 31, 1997, with automatic successive one month extensions. Either party may terminate the Agreement at any time, with or without cause, upon 30 days' notice. The Agreement will automatically terminate in the event that Mr. Treadwell ceases to be employed by Prechter Holdings or he ceases to serve as Chief Executive Officer of the Company, either voluntarily, due to his illness, incapacity or death, or his removal as Chief Executive Officer by the Board of Directors of the Company. Prechter Holdings was owed $30,000 under the Agreement for 1997. At December 31, 1997, the Company owed Prechter Holdings approximately $19,000 for unpaid fees and interest previously deferred under the Agreement. In February, 1998, the Company paid its obligation to Prechter Holdings in the amount of $19,123, including $373 accrued interest.

         As part of the original Agreement, Mr. Treadwell was granted the right to purchase from the Company 100,000 shares of common stock of the Company, par value $0.01 per share, for $2.7679 per share. These options, all of which are vested, terminate upon Mr. Treadwell's resignation as Chief Executive Officer of the Company or upon termination of the Agreement.

                                  -------------

                                   (unaudited)

Note 5 - Other

         The 8% mortgage note receivable due in April 1998, reflected on the balance sheets as of December 31, 1997 was satisfied in January 1998, in the amount of $3,927,941, including $1,177,941 of interest, which was discounted. Proceeds were used to retire Company debt in the amount of $3,142,353, pay real estate taxes in the amount of $229,725, with the balance to be used for Company operations.

         On March 5, 1998, the Company entered into an agreement and plan of merger with PBD Holdings, L.P. ("Holdings"), an affiliate of Pembroke Companies, Inc. and Blackacre Capital Group, L.P., pursuant to which a subsidiary of Holdings will be merged into the Company, and all of the outstanding shares of common stock of the Company ("Common Stock") will be converted into the right to receive $1.25 per share in cash (the "Merger Transaction"). The Merger Transaction has been approved by stockholders holding a majority of the outstanding shares of Common Stock. The Company mailed an Information Statement on April 23, 1998, to all stockholders of record March 2, 1998 describing their rights with respect to the Merger Transaction. If the Merger Agreement is terminated by the Company due to the material breach thereof by Holdings, Holdings is required promptly to pay to the Company as liquidated damages a fee in cash in an amount equal to $500,000, plus all out-of-pocket expenses incurred in connection with the negotiation of the Merger by the Company, including, without limitation, reasonable fees and expenses of legal counsel, accountants and other professionals in connection with the negotiation and execution of the Agreement in Principle, the Merger Agreement and all of the transactions contemplated therein. Holdings has deposited $500,000 with an escrow agent to be used as part of the consideration to be paid to the Company's stockholders in the Merger Transaction or as a portion of such fee. If the Merger Agreement is terminated by Holdings due to the material breach thereof by the Company, the Company is required promptly to pay to Holdings as liquidated damages a fee in cash in an amount equal to $500,000, plus all out-of-pocket expenses incurred in connection with the negotiation of the Merger by Holdings, including, without limitation, reasonable fees and expenses of legal counsel, accountants and other professionals in connection with the negotiation and execution of the Agreement in Principle, the Merger Agreement and all of the transactions contemplated therein. Consummation of the Merger Transaction is subject to numerous conditions.

Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         NET INCOME

         The Company recorded a net loss of $203,000, or ($.03) per share for the three months ended March 31, 1998, as compared to a net loss of $200,000, or ($.03) per share for the same three month period in 1997. The 1998 and 1997 net losses are due to the fact the Company had no land sales during either period.

         REVENUES

         Substantially all of the Company's revenues for the three months ended March 31, 1998, were generated by a ground lease, a mortgage note receivable and interest on a mortgage note receivable.

         COSTS AND EXPENSES

         For the three months ended March 31, 1998, selling, general and administrative costs were $187,000, as compared to $179,000 during the comparable period of the prior year.

         Interest costs for the three months ended March 31, 1998 and March 31, 1997 were $91,000 and $129,000, respectively. The decrease is due to a substantial decrease of the Company's mortgage note payable.

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

         In April 1997, Acceptance provided the Company a $500,000 line of credit. Under this revolving credit facility, the Company may borrow and reborrow up to $500,000. All borrowings are due May 31, 1998, unless there is a change in control of the Company prior to such time, in which event the maturity of the loan will be accelerated. The interest rate on the line of credit is prime plus 2.5%, with interest accruing and added to principal on a monthly basis in arrears. The Company is required to pay a fee to Acceptance on December 31, 1997, and on the maturity date of the note, equal to 0.5% of the average unused portion of the line of credit during each period. The fee payable with respect to the unused portion of the line on December 31, 1997, was $900 and was paid in January 1998. The Company paid Acceptance a fee of

$15,000 in connection with the restructuring of the $5.1 million mortgage loan and the establishment of the line of credit.

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

         On March 5, 1998, the Company entered into an agreement and plan of merger with PBD Holdings, L.P., an affiliate of Pembroke Companies, Inc. and Blackacre Capital Group, L.P., pursuant to which a subsidiary of PBD Holdings will be merged into the Company, and all of the outstanding shares of common stock of the Company ("Common Stock") will be converted into the right to receive $1.25 per share in cash (the "Merger Transaction"). The Merger Transaction has been approved by stockholders holding a majority of the outstanding shares of Common Stock. The Company mailed an Information Statement on April 23, 1998, to all stockholders of record March 2, 1998 describing their rights with respect to the Merger Transaction. See "Note 5 - Other" to Notes to the Consolidated Financial Statements. One of the conditions to the obligation of PBD Holdings to close the Merger Transaction is that holders of not more than 15% of the outstanding shares of Common Stock seek dissenters' rights under Delaware law with respect to their shares. As of the close of business on May 13, 1998, which was the last day on which stockholders could give notice of their intent to seek dissenters' rights, the holders of approximately 1,867,000 shares of Common Stock, or approximately 27.1% of the outstanding shares, had delivered notices to the Company of their intent to seek dissenters' rights with respect to their shares. The Termination Date for the Merger Transaction is May 19, 1998, at which time either the Company or PBD Holdings may terminate the Merger Transaction if PBD Holdings has not waived this closing condition and consummated the Merger Transaction. There can be no assurance that PBD Holdings will waive such condition and seek to consummate the Merger Transaction.

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

                           PART II - OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDINGS

         None

ITEM 2. - CHANGE IN SECURITIES

         None

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. - OTHER INFORMATION

         None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

       Exhibit
       Number                     Exhibit Description
       ------                     -------------------
         2.1      Agreement and Plan of Merger among the Company, PBD Holdings,
                  L.P. and Pembroke Acquisition, Inc., dated as of March 4, 1998
                  (previously filed as Exhibit 2.1 to the Company's Annual
                  Report on Form 10-KSB for the fiscal year ended
                  December 31, 1997).

         2.2      Amendment No. 1 dated as of March 26, 1998, to Agreement and
                  Plan of Merger among the Company, PBD Holdings, L.P. and
                  Pembroke Acquisition, Inc., dated as of March 4, 1998
                  (previously filed as Exhibit 2.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

         2.3      Amendment No. 2 dated as of May 14, 1998, to Agreement and
                  Plan of Merger among the Company, PBD Holdings, L.P. and
                  Pembroke Acquisition, Inc., dated as of March 4, 1998.

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

         10.50*   Amendment No. 3 to Consultant Services Agreement, dated
                  January 1, 1998, between the Company and Development
                  Consultants of Orlando, Inc. (previously filed as Exhibit 10.50 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

            27    Financial Data Schedule for Quarter ended March 31, 1998 (for
                  SEC purposes only).

         ---------------------------------------------------
         *  Management contract or compensatory plan or arrangement.


(B)      REPORTS ON FORM 8-K

         None

                                   SIGNATURES


         Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MAJOR REALTY CORPORATION
                                    (Registrant)




   May 14, 1998                     By: /s/ David L. Treadwell
--------------------                    ----------------------------
       Date                             David L. Treadwell, Chairman
                                        (Chief Executive Officer and
                                        Principal Financial Officer)

                                  EXHIBIT INDEX

        Exhibit                                                                           Sequentially
        Number                          Exhibit Description                               Numbered Page
        ------                          -------------------                               -------------
          2.1     Agreement and Plan of Merger among the Company, PBD Holdings,
                  L.P. and Pembroke Acquisition, Inc., dated as of March 4, 1998
                  (previously filed as Exhibit 2.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

          2.2     Amendment No. 1 dated as of March 26, 1998, to Agreement and
                  Plan of Merger among the Company, PBD Holdings, L.P. and
                  Pembroke Acquisition, Inc., dated as of March 4, 1998
                  (previously filed as Exhibit 2.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

          2.3 Amendment No. 2 dated as of May 14, 1998, to Agreement and Plan of Merger among the Company, PBD Holdings, L.P. and Pembroke
                  Acquisition, Inc., dated as of March 4, 1998.

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

         10.50*   Amendment No. 3 to Consultant Services Agreement, dated
                  January 1, 1998, between the Company and Development
                  Consultants of Orlando, Inc. (previously filed as Exhibit 10.50 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

            27    Financial Data Schedule (for SEC use only).

         ---------------------------------------------------
         *  MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT.